Form 10-Q
period 1995-09-30
NRG INC
filed 1995-11-14
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended SEPTEMBER 30, 1995

                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____
      Commission File No. 0-3689

                                 NRG INCORPORATED
               (Exact name of registrant as specified in its charter)

                 DELAWARE                                      23- 1682488
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

            55 EAST MONROE STREET, SUITE 1600, CHICAGO, IL         60603

         (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code    (312) 849-2990


 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X  No


 Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             CLASS                              OUTSTANDING AT NOVEMBER 1, 1995

 Common Stock, $.10 par value                          255,311 shares

                           PART I - FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS


                                  NRG INCORPORATED


                             CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)


                                            September 30,     December 31,
                                                1995             1994
             ASSETS

     Cash                                     $       81       $       81
     Prepaid expenses - affiliate                 15,128           39,460
     Other assets                                  2,408            2,408
                                                  ------           ------
                                                  17,617           41,949
                                                  ======           ======

 LIABILITIES AND STOCKHOLDERS' EQUITY

             LIABILITIES

     Accounts payable and accrued expenses         2,399            2,549
     Estimated amount payable to stockholder       1,805            1,805
                                                   -----            -----
         TOTAL LIABILITIES                         4,204            4,354
                                                   =====            =====


 STOCKHOLDERS' EQUITY
     Common stock, par value $.10 per share-
       authorized 15,000,000 shares; issued,
       including shares held in treasury,
           305,829 shares                         30,583           30,583
     Additional paid-in capital                4,541,845        4,541,845
     Retained earnings (deficit)              (2,476,715)      (2,452,533)
     Treasury stock, at cost - 50,518 shares    (102,980)        (102,980)
                                              ----------       ----------
         TOTAL STOCKHOLDERS' EQUITY            1,992,733        2,016,915
                                              ----------       ----------
     Less receivable from majority
       stockholder                            (1,979,320)      (1,979,320)
                                              ----------       ----------
                                              $   17,617       $   41,949
                                              ==========       ==========


 See Accompanying Notes

                                  NRG INCORPORATED


                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                              For the Three Months Ended
                                                     SEPTEMBER 30,


                                                   1995             1994


 REVENUES                                      $      --        $      --
                                                  ------          -------

 General and administrative expenses               7,692           13,589
                                                  ------          -------

 NET LOSS                                      $  (7,692)       $ (13,589)
                                                  ======          =======

 PER SHARE INFORMATION

 Weighted average number of
   common shares outstanding                     255,311          255,311
                                                 =======          =======

 Net Loss                                          $(.03)           $(.05)
                                                    =====            =====

 See Accompanying Notes

                                  NRG INCORPORATED


                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                                 For the Nine Months Ended
                                                        SEPTEMBER 30,


                                                    1995             1994


 REVENUES                                      $      --        $      --
                                                  ------           ------

 General and administrative expenses              24,182           38,900
                                                 -------          -------

 NET LOSS                                      $ (24,182)       $ (38,900)
                                                 =======          =======

 PER SHARE INFORMATION

 Weighted average number of
   common shares outstanding                     255,311          255,311
                                                 =======          =======

 Net Loss                                          $(.09)           $(.15)
                                                    =====            =====

 See Accompanying Notes

                                  NRG INCORPORATED


                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                For the Nine Months Ended
                                                      SEPTEMBER 30,


                                                   1995             1994
OPERATING ACTIVITIES:
    Net loss                                   $ (24,182)       $ (38,900)
    Adjustments to reconcile net income
     to net cash provided by operating activities:
       Decrease in prepaid expenses - affiliate   24,332               --
       Decrease in accounts payable and accrued
         expenses                                   (150)            (603)
                                                  ------          -------
    Net cash utilized in operating activities        -0-          (39,503)
                                                  ------          -------

 INVESTING ACTIVITIES:
   Payments received on majority
     stockholder loan                                -0-           39,503
                                                  ------          -------

   Increase (decrease) in cash                        --               --

   Cash at beginning of period                        81               81
                                                  ------           ------

   Cash at end of period                       $      81       $       81
                                                  ======           ======

 See accompanying Notes

                           NRG INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1. INTERIM FINANCIAL STATEMENTS

 The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1994. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year.


 2.  REVERSE STOCK SPLIT

 In December 1983, the Company's Board of Directors approved a reverse stock split effective as of the close of business on December 19, 1983, pursuant to which one new share of common stock, par value $.10 per share, would be issued for every 20 shares of old common stock, par value $.005 per share, then outstanding. No other change in the attributes of the common shares would be made.

 The Company undertook to repurchase fractional shares resulting from the implementation of the reverse stock split at the rate of $.25 for each old share. Through oversight, certain of the corporate actions necessary to implement fully the reverse stock split have not yet been completed; however, the Company intends to complete the actions as soon as practicable. All the information relating to common shares has been adjusted to reflect the full implementation of the reverse stock split.

 3.  PENDING MERGER

 Telco Capital Corporation ("Telco"), NRG's majority stockholder, intends to develop a proposal whereby NRG would merge with a newly formed subsidiary of Telco and then all shares of NRG not owned by Telco would be acquired by Telco as a result of the merger.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES

 The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of September 30, 1995. Through January, 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last three years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At September 30, 1995, interest earned but not accrued was an additional $617,000.

 Effective February, 1994, the administrative expenses and management services were paid for/provided by Hickory. Amounts paid by NRG to Hickory totalled
 $75,000   during   the   year  ended  December  31,  1994.  This  represented
 reimbursements to Hickory of $35,540 for 1994 expenses and a prepayment of 1995 expenses in the amount of $39,460 which for the nine months ended September 30, 1995 was reduced by $24,182 of expenses.

 The Company has current liabilities of $2,399, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

 NRG has no current business opportunities or other significant liquidity requirements.

 Telco intends to develop a proposal whereby NRG would merge with a newly formed subsidiary of Telco and then all shares of NRG not owned by Telco would be acquired by Telco as a result of the merger.


 OPERATING RESULTS

 The Company reported a net loss of $24,182 ($.09 per share) for the nine months ended September 30, 1995. This compares to a net loss of $38,900 ($.15 per share) for the nine months ended September 30, 1994. As explained above, the Company no longer recognizes interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $24,182 and $38,900 for the nine months ended September 30, 1995 and 1994, respectively. These amounts include fees of $21,750 and $33,750, respectively, charged by Hickory for management services (accounting, shareholder services, legal, etc.) provided.

                           NRG INCORPORATED AND SUBSIDIARIES

                                       PART II


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  None.


 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NRG INCORPORATED




                                   /S/CLYDE WM. ENGLE
                                   Clyde Wm. Engle
                                   Chairman, Chief Executive
                                   Officer and Director



                                   /S/PHILLIP J. ROBINSON
                                   Phillip J. Robinson
                                   Chief Financial and Accounting Officer



  Date:  November 14, 1995