Form 10-Q/A
period 1995-09-30
NRG INC
filed 1996-02-06
CIK 73225

AMENDMENT IS MADE TO INCLUDE FINANCIAL DATA SCHEDULE
                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q/A 1

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

  Exhibit-27


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



  Date:  February 6, 1996