Form 10-K
period 1995-12-31
NRG INC
filed 1996-04-01
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 for the fiscal year ended DECEMBER 31, 1995

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

             Securities registered pursuant to Section 12(b) of the Act:

          TITLE  OF  EACH CLASS                                    NAME OF EACH
 EXCHANGE ON WHICH REGISTERED

                                                                           None
 Not applicable

             Securities registered pursuant to Section 12(g) of the Act:

                       COMMON STOCK, PAR VALUE $.10 PER SHARE
                                  (Title of class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X  No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 State the aggregate market value of the voting stock held by non affiliates of the Registrant as of March 1, 1996: $58,926


             CLASS                              OUTSTANDING AT MARCH 1, 1996

 Common Stock, $.10 par value                          255,311 shares

 PART I

 ITEM 1.  DESCRIPTION OF BUSINESS

      NRG   is   a  majority-owned  subsidiary  of  Telco  Capital  Corporation
 ("Telco"). Over the last several years all excess cash has been loaned to Telco, payable on demand, as more fully described in Note C of the Notes to Consolidated Financial Statements.

      Telco intends to develop a proposal whereby NRG would merge with a newly formed subsidiary of TELCO and then all shares of NRG not owned by Telco would be acquired by Telco as a result of the merger.

      The Company's business activities (or investments) during the past five years are as follows:

 ENERGY-RELATED ACTIVITIES

      (i)  ENERGY  GENERATION  FROM  SOLID  WASTE.   During 1975 and prior, the
 Company developed a unique system for collecting energy from sanitary landfills. In its present application the system involves drilling wells for the extraction of methane from specially selected landfill sites. At present, there are several plants in actual production. However, during the past five years the Company's interest in such activities was limited to a net profits participation in plants operated by GSF Energy, Inc. ("GSF"), a subsidiary of Air Products and Chemicals, Inc. Under the net profits participation, the Company was entitled to receive certain specified percentages of the net profits realized by GSF plus a return of certain previously paid-in capital. No payments were received in the last five years. In December, 1994, the Company's remaining interest in this activity was purchased by GSF. As a part of the transaction each party released the other from all future claims under the participation agreement and NRG received $75,000.

      Any revenues realized by the Company from the arrangement with GSF were subject to the cash receipts participation rights of TELCO as described in Note B of the Notes to Consolidated Financial Statements contained herein.

      (ii) MINING ACTIVITIES. Until May, 1995, the Company held interests in mining claims located in the State of Arizona, containing types of zeolite, known as chabazite, a crystalline absorbent filtering substance determined to have various gas filtration and other unique applications, including agriculture feed, odor absorption and fertilizers. No revenues were received from this activity during the last five years.

      Although the Company has sizeable estimates of zeolite reserves - approximately 132,000 tons of high grade chabazite and over 1,300,000 tons of lower grade material - the Company lacks the financial resources to actively pursue the market development of this material. The Company is also subject to strong competition from both other grades of natural zeolite and synthetic zeolites marketed by competitors of the Company. The mining claims are on government-owned land and consist of 15 claims encompassing a total of 300 acres. The Company also continues to retain ownership of approximately 20 acres of adjacent land.

      In May, 1995, the Company sold its mining rights in exchange for a future royalty of $2.00 per ton of zeolite mined, however, there is no assurance that the purchaser will be able to sell any significant amounts of zeolite. The purchaser, who owns other mining rights in the same area, will absorb all costs of maintaining the claims and will attempt to develop the market for this type of zeolite. The Company retained ownership of the 20 acre land parcel.

 INVESTMENT IN AFFILIATED COMPANY

      The Company owns 20,000 shares (representing approximately 1.4% of all outstanding shares) of Wisconsin Real Estate Investment Trust ("WREIT"). Hickory Furniture Company, a majority owned subsidiary of TELCO, owns the majority of the outstanding stock of WREIT. The Company's shares were purchased in 1980 at a cost of $93,836. The Company uses the equity method of accounting for this investment which has a book value of $-0- at December 31, 1995 as the Company's share of WREIT losses has exceeded the original cost. WREIT has an accumulated deficit of approximately $ 35 million. WREIT's stock has no current market value.

  LEASING ACTIVITIES

      During 1979 and 1980, the Company entered into several agreements, commonly referred to as money on money leases, which involved the purchase of certain high technology equipment and the immediate resale of the equipment to third parties. As a result of these transactions, the Company was the holder of nonnegotiable, nonrecourse notes receivable. The Company also owed nonnegotiable, nonrecourse notes payable to its suppliers. In each instance, the notes were collateralized by the equipment involved in the related transactions. In 1991 the notes receivable and notes payable both matured.

 EMPLOYEES

      The Company has not had any employees since 1989.

 ITEM 2.  DESCRIPTION OF PROPERTIES

      The Company has no plants or other materially important physical properties, except the property described below.

      Reference is made to Item (b)(ii) regarding ownership of certain mining rights which were sold in 1995 and land. Revenues generated from these assets are subject to the cash receipts participation rights of TELCO.

 ITEM 3.  LEGAL PROCEEDINGS

      There are no known legal proceedings to which the Company or any of its subsidiaries are subject.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

 PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS

      NRG's common shares are traded through brokers who have registered with the National Association of Securities Dealers to make a market in these shares. The following table sets forth for the periods indicated the range of high and low bid prices as reported by the primary market maker, Mesirow Financial. These quotations do not reflect retail mark-ups, mark-downs or commissions and do not represent actual transactions. There is no significant trading market for NRG common stock.

                                  Bid Prices
                                LOW        HIGH
      All Quarters 1994        $1.50      $1.50
      All Quarters 1995        $1.50      $1.50


      3.  Approximate number of shareholders

 December 31, 1995                  607

      4.  Dividends

 There are no restrictions on the payment of dividends, but the Company has never paid dividends and has no plans for paying dividends in the foreseeable future.

      5.  Number of shares authorized and outstanding

 A.  Common Stock $.10 par value

     - Authorized                                  15,000,000

     - Outstanding (new shares)                       255,311*

 * In December 1983, the Company's Board of Directors approved a reverse stock split effective as of the close of business on December 19, 1983 pursuant to which one new share of common stock, par value $.10 per share, was issued for every 20 shares of old common stock, par value $.005 per share, then outstanding. No other change in the attributes of the common shares were made.

      The Company undertook to repurchase fractional shares resulting from the implementation of the reverse stock split at the rate of $.25 for each old share. Through oversight, certain of the corporate actions necessary to implement fully the reverse stock split have not yet been completed; however, the Company intends to complete the action as soon as practicable. All comments relating to common shares have been adjusted to reflect the full implementation of the reverse stock split. Since December 19, 1983 no matters have been submitted to the Company's stockholders for their approval, nor has the Company taken any action requiring the submission of any matter to the stockholders for approval.

      After giving consideration to the Company's commitment to purchase all fractional shares resulting from the reverse stock split, the Company has 255,311 new shares of stock outstanding. As of December 31, 1995, 305,619 new shares (including 50,518 new shares held in treasury) were issued, which represents a 100% conversion of old shares into new shares.

 ITEM 6.  SELECTED FINANCIAL DATA

                                            YEAR ENDED DECEMBER

                              1995      1994       1993       1992       1991


 Revenues                 $     -0-   $    -0-   $    -0-  $    -0-   $171,885

 Loss before extraordinary
   credit                   (32,149)  (135,712)   (66,469)  (67,422)    (6,597)

 Net loss                   (32,149)  (135,712)   (66,469)  (62,022)      (597)

 Total Assets         (a)     9,800     41,949    172,489   172,639    172,649


 Per Common Share:
   Loss before extraordinary
     credit                   $(.13)     $(.53)     $(.26)    $(.26)     $(.03)



 (a) See Note C of Notes to Consolidated Financial Statements

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OPERATING RESULTS

      The Company reported a net loss of $(32,149) ($.13 per share) in 1995 compared to a net loss of $(135,712) ($.53 per share) and net loss of $(66,469) ($.26 per share) in 1994 and 1993, respectively. In 1994, the Company recorded a $75,000 loss on the sale of the gas purification venture and a $20,000 writedown of zeolite mining claims. In May, 1995, the Company sold its mining rights in exchange for a future royalty of $2.00 per ton of zeolite mined, however, there is no assurance that the purchaser will be able to sell any significant amounts of zeolite. General and administrative expenses were $32,149, $40,712 and $66,469 in 1995, 1994 and 1993 respectively. These amounts include fees of  $29,000,  $30,000  and
 $55,000, respectively,   charged   by   Telco  and  Hickory  for  management
 services (accounting, shareholder services, legal, etc.) provided.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of December 31, 1995 and December 31, 1994. Through January, 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last three years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At December 31, 1995, interest earned but not accrued was an additional $687,000.

      Effective February, 1994, the administrative expenses and management services were paid for/provided by Hickory. Amounts paid by NRG to Hickory totalled $75,000 in 1994. This represented reimbursements to Hickory of $35,540 for 1994 expenses and a prepayment of 1995 expenses in the amount of $39,460. The $75,000 was received by NRG from the windup of the gas purification venture. In 1995, the management service fees of $29,000 reduced the 1995 prepaid balance down to $10,460, which represents the 1996 prepayment of expenses.

      The Company has current liabilities of $2,549, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of vacant land.

      The Company has no plans for capital expenditures or borrowing funds.

      TELCO intends to develop a proposal whereby NRG would merge with a newly formed subsidiary of TELCO and then all shares of NRG not owned by Telco would be acquired by Telco as a result of the merger.

 INCOME TAXES

      The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes", effective January 1, 1993. The only current impact of this statement on the Company is that the utilization of net operating loss carryforwards will no longer be reported as an extraordinary item in the statement of operations but instead the provision for income taxes will be presented net of any benefit recognized from the utilization of existing net operating loss carryforwards. The utilization of net operating loss carryforward in 1993 was $6,230.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to Item 8 is submitted on pages 16 to 25 of this report. Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934 NRG met the definition of an inactive entity in 1995, 1994 and 1993. Therefore its financial statements for these three years are unaudited.


 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

 PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      The following sets forth the names and ages of all directors and executive officers of the registrant, all positions and offices with the registrant held by each such person and the year in which each such person was first elected a director of the registrant. Directors of the registrant are elected to serve until their successors have been elected and qualified.

                                  Year          Positions and Offices
                                  First         with NRG Incorporated
                                  Became        and Business Experience
 Name                       Age   Director      During Last Five Years

 Clyde Wm. Engle...         53      1979        Chairman of the Board of
                                                Directors and Chief Executive
                                                Officer of NRG, Inc.

      Chairman of the Board of Directors and Chief Executive Officer of TELCO; Chairman of the Board and President of RDIS Corporation; General Partner of Sierra Associates, itself the general partner of Sierra Capital Group (an investment partnership); Chairman of the Board and Chief Executive Officer of GSC Enterprises, Inc. (a one-bank holding company), and Chairman of the Board of its subsidiary, Bank of Lincolnwood; Director of Hickory Furniture Company, and since September 1991, Chairman and Chief Executive Officer; Director of Wellco Enterprises, Inc. until December, 1995; Director and Chairman (since May 1991) of Alba-Waldensian, Inc.; Trustee and Chairman of Wisconsin Real Estate Investment Trust; Director and Chief Executive Officer (since July 1, 1992) of Indiana Financial Investors, Inc.; Chairman of the Board of Directors (since 1985), President and Chief Executive Officer (December 1985 to May, 1988) and Chief Executive Officer (since December, 1990) of Acton Corporation (renamed Sunstates Corporation in December, 1993); Director of Rocky Mountain Chocolate Factory, Inc. (until September,
      1995).


 Lee N. Mortenson...        60      1987        Director of NRG, Inc.

      President, Chief Operating Officer and a Director of Telco Capital Corporation (since January, 1984); Director of Hickory Furniture Company, (since 1980), President (since May, 1988), and Chief Operating Officer (since December, 1990) and Chief Executive Officer (from May, 1988 to December 1991) and Director (from February, 1985 to May, 1988) of Sunstates Corporation; President (since 1988) Chief Executive Officer (1988 to 1990) of Acton Corporation (Renamed Sunstates Corporation in December, 1993); Director (since April, 1984) of Alba- Waldensian, Inc.; Director (since April, 1985) of Normandy Insurance Agency, Inc.; Director (January, 1988 to October, 1992) of Sun Electric Corporation; and Director (since November, 1987) of Rocky Mountain Chocolate Factory, Inc.

 Phillip J. Robinson...     40                  Treasurer and Secretary
                                                (since July, 1993) and
                                                Controller (from 1989 to
                                                July, 1993) of NRG, Inc.


      Treasurer, Vice President and Chief Financial Officer (since July, 1993) and Controller (from 1989 to July, 1993) of Telco Capital Corporation; Vice President and Treasurer (since July, 1993) and Controller (from 1989 to July, 1993) of Hickory Furniture Company ; Secretary and Treasurer (since July, 1993) and Controller (from 1989 to July, 1993) of Wisconsin Real Estate Investment Trust; Treasurer (since July, 1993) and Controller (from 1989 to July, 1993) of Indiana Financial Investors, Inc.


 (1) The following information is provided voluntarily by Mr. Engle although it is not deemed material information as that term is used in Item 401 of Regulation S-K. Mr. Engle is the subject of a Cease and Desist Order dated October 7, 1993, issued by the Securities and Exchange Commission (the Commission) requiring Mr. Engle and certain of his affiliated companies to permanently cease and desist from committing any further violations of Section 16(a) of the Securities Exchange Act of 1934 as amended and the rules promulgated thereunder, which requires monthly and other periodic reports of transactions in certain securities. The Commission found some of the reports of such transactions to have been filed delinquently although many of these transactions were between affiliated entities or had been publicly reported in other reports filed with the Commission or had been otherwise publicly announced.


       COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

      No Forms 3 and 4 have been filed and no Forms 5 have been furnished to the Company during the fiscal year ended December 31, 1995. To the best of the Company's knowledge, no person who was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company (a reporting person) failed to file on a timely basis, reports required by
 Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

 ITEM 11.  EXECUTIVE COMPENSATION

      (a)  No officer received compensation during 1993 - 1995.

      (b)  No director received compensation during 1993 - 1995.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      The following table shows the name, address, relationship to the Company, and record and beneficial ownership, as of March 1, 1996, of each person known to the Company to be either the record or beneficial owner of more than five percent (5%) of its outstanding, $.10 par value, common stock:

 Name, Address and Company         Amount and Nature
 Affiliation of Beneficial         of Beneficial             Percent of Class
 Owner                             Ownership                 Outstanding (1)

 Clyde Wm. Engle, Director (2)
         and
 RDIS Corporation and                  216,027                   84.62 (2)
 TELCO                             (of record and
 55 East Monroe St., Ste. 1600      beneficially)
 Chicago, Illinois  60603

 All officers and directors            216,027                   84.62
 as a group (three persons)         (beneficially)

 NOTE (1)
      At March 1, 1996 the Company has 255,311 shares of new common stock outstanding (excluding 50,518 shares held in treasury), after consideration of the implementation of a 1 for 20 reverse stock split authorized by the Company's Board of Directors on December 19, 1983, and subsequent purchase of related fractional shares by the Company.

 NOTE (2)
      Mr. Clyde Wm. Engle, who is a director of the Company, is the Chairman of the Board of Directors of RDIS Corporation ("RDIS") and is the beneficial owner of in excess of 50% of the outstanding common stock of RDIS. RDIS presently owns 100% of the outstanding common stock of TELCO. Mr. Engle is Chairman of the Board and Chief Executive Officer of TELCO. As of March 1, 1996, TELCO owned beneficially 84.62% of the Company's common stock. RDIS has made a loan to Mr. Engle on a non-preferential basis secured by a lien on the shares of RDIS owned by Mr. Engle. A default under this loan could result in foreclosure on the pledged stock and, potentially, a change in control of RDIS and TELCO and hence a change in control of the Company.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December  1979  TELCO  and  the  Company  entered  into a certain cash
 receipts  participation  arrangement.  Under  this  arrangement,   which  was
 principally to compromise certain indebtedness owed by the Company, TELCO will receive 75% of the cash receipts realized by the Company from specific enumerated areas of activity, until such time as the total amount realized by TELCO is $992,853. Thereafter TELCO will receive 25% of any further cash receipts realized by the Company from the indicated areas of activity. The cumulative payments since 1979 have amounted to $785,060, which includes $56,250 in 1994, upon the sale of the gas purification venture which was offset against the note receivable from Telco.

      See discussion of investment in affiliated company under Description of Business. See discussion of balances due to and from affiliates in Managements Discussion and Analysis and in Note C of the Notes to Consolidated Financial Statements.

      All transactions with affiliates are done on terms as fair as those that would exist for transactions with non-affiliates.

 PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

      (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          (1)  Financial Statements and (2) Financial Statement
 Schedules - The response to this portion of Item 14 is submitted on page 16 to 25 as a separate section of this report.

          (3)  Exhibits -     Exhibit 21, Subsidiaries of the Registrant
                              Exhibit 27, Financial Data Schedule

      (b) REPORTS ON FORM 8-K

      None

      (c) Exhibits -      Exhibit  21,  Subsidiaries of the Registrant
                          Exhibit  27,  Financial Data Schedule

      (d) FINANCIAL STATEMENT SCHEDULES

 All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the required information is included in the Consolidated Financial Statements and notes thereto, and therefore have been omitted.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NRG INCORPORATED


                                    By:   /S/ CLYDE WM. ENGLE
                                          Clyde Wm. Engle
                                          Chairman, Chief Executive
                                          Officer and Director

                                    Date:  March 29, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    By:   /s/ Clyde Wm. Engle
                                          Clyde Wm. Engle
                                          Chairman, Board of Directors

                                    Date: March 29, 1996


                                    By:   /s/ Lee N. Mortenson
                                          Lee N. Mortenson
                                          Director

                                    Date: March 29, 1996


                                    By:   /s/ Phillip J. Robinson
                                          Phillip J. Robinson
                                          Treasurer, Secretary,
                                          Chief Financial and Accounting
                                          Officer

                                    Date: March 29, 1996

                          Annual Report on Form 10-K


                Item 8, Item 14(a)(1) and (2), and Item 14 (d)


        List of Financial Statements and Financial Statement Schedules


                             Financial Statements


                         Year Ended December 31, 1995


                               NRG Incorporated


                               Chicago, Illinois

 FORM 10-K  ITEM 14(a)(1) AND (2)

 NRG INCORPORATED

 List of Financial Statements and Financial Statement Schedules

 The following consolidated financial statements of the Registrant are included in Item 8:

      Consolidated Financial Statements of NRG
        Incorporated:
        Consolidated Balance Sheets -
          December  31,  1995  and  December 31, 1994   ................17
        Consolidated Statements of Operations - Years Ended
          December 31, 1995, 1994 and 1993        ......................18
        Consolidated Statements of Changes in Stockholders' Equity
          Years Ended December 31, 1995, 1994 and 1993        ..........19
        Consolidated Statements of Cash Flows - Years Ended
          December 31, 1995, 1994 and 1993        ......................20
        Notes to Consolidated Financial Statements        ..............21


 All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the required information is included in the Consolidated Financial Statements and notes thereto, and therefore have been omitted.

 Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934, NRG has met the definition of an inactive entity in 1995, 1994 and 1993. Therefore its 1995, 1994 and 1993 financial statements for those three years are unaudited.

 NRG INCORPORATED

 CONSOLIDATED BALANCE SHEETS
 (Unaudited)

                                                      DECEMBER 31,
                                                  1995            1994

 ASSETS
   Cash                                    $        81     $         81
   Prepaid expenses - affiliate                  7,311           39,460
   Vacant land                                   2,408            2,408
                                                ------           ------
 Total Assets                              $     9,800     $     41,949
                                                ======           ======

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
   Accounts payable and accrued
     expenses                              $     2,549     $      2,549
   Estimated amount payable to
     stockholder                                 1,805            1,805
                                                ------           ------
                                                 4,354            4,354
                                                ------           ------

 STOCKHOLDERS' EQUITY
   Common stock, par value $.10 per share-
     authorized 15,000,000 shares; issued,
     including shares held in treasury,
     305,829 shares                             30,583           30,583
   Additional paid-in capital                4,541,845        4,541,845
   Retained earnings (deficit)              (2,484,682)      (2,452,533)
   Treasury stock, at cost - 50,518 shares    (102,980)        (102,980)
                                            -----------      -----------
   Total stockholders' equity                1,984,766        2,016,915

   Less receivable from affiliate           (1,979,320)      (1,979,320)
                                            -----------      -----------
 Total Liabilities and
   Stockholders Equity                     $     9,800      $    41,949
                                            ===========      ===========





 See notes to consolidated financial statements

 NRG INCORPORATED

 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

                                              YEAR ENDED DECEMBER 31,
                                       1995            1994              1993

 REVENUES:

                                   $     --      $       --        $       --
                                     ------          ------            ------
                                         --              --                --
                                     ------          ------            ------

 EXPENSES:
   Loss from sale of gas
     purification venture          $     --      $   75,000        $       --
   Writedown of mining claims            --          20,000                --
   General and administrative        32,149          40,712            66,469
                                     ------         -------            ------
                                     32,149         135,712            66,469
                                     ------         -------            ------

 NET LOSS                           (32,149)       (135,712)          (66,469)
                                    ========       =========          ========

 PER SHARE INFORMATION

 Net loss                             $(.13)          $(.53)            $(.26)
                                    ========       =========          ========




 See notes to consolidated financial statements

 NRG INCORPORATED

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)

                                        Additional  Retained
                         Common Stock    Paid-in    Earnings   Treasury  Stock
                       Shares   Amount   Capital   (Deficit)    Shares   Amount

Balance at Jan 1,1993  305,829 $30,583 $4,470,595 $(2,250,352) 50,518 $(102,980)

  Net loss                                            (66,469)
                       ------- ------- ---------- ------------ ------ ----------
Balance at Dec 31,1993 305,829 $30,583 $4,470,595 $(2,316,821) 50,518 $(102,980)

  Net loss                                           (135,712)
  Increase in paid-in
    capital - Note B                       71,250
                       ------- ------- ---------- ------------ ------ ----------
Balance at Dec 31,1994 305,829 $30,583 $4,541,845 $(2,452,533) 50,518 $(102,980)

  Net loss                                            (32,149)
                       ------- ------- ---------- ------------ ------ ----------
Balance at Dec 31,1995 305,829 $30,583 $4,541,845 $(2,484,682) 50,518 $(102,980)
                       ======= ======= ========== ============ ====== ==========



 See notes to consolidated financial statements

 NRG INCORPORATED

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

                                                 YEAR ENDED DECEMBER 31,
                                            1995           1994         1993

 OPERATING ACTIVITIES:
   Net loss                          $   (32,149)  $   (135,712)  $  (66,469)
   Adjustments to reconcile net
     income to net cash
     used in operating activities:
   Loss on sale of gas purification
     venture                                  --         75,000           --
   Writedown of mining claims                 --         20,000           --
   (Increase) Decrease in prepaid
     expenses - affiliate                 32,149        (39,460)          --
   Decrease in accounts payable
     and accrued expenses                     --           (453)      (4,589)
                                         -------        --------     --------

 NET CASH USED IN
   OPERATING ACTIVITIES                      -0-        (80,625)     (71,058)

 INVESTING ACTIVITIES:
   Proceeds from sale of gas
     purification venture                     --         75,000           --
   Payments received
     on stockholder loans                     --          5,625       70,908
                                         -------        --------     --------
 NET CASH PROVIDED BY(USED IN)
   INVESTING ACTIVITIES                      -0-         80,625       70,908

 DECREASE IN CASH                            -0-            -0-         (150)
 Cash at beginning of year                    81             81          231
                                         -------        -------      --------
 CASH AT END OF YEAR               $          81 $           81 $         81
                                         =======        =======      ========






 See notes to consolidated financial statements

 NRG INCORPORATED

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PARENT COMPANY: The Company is a majority-owned subsidiary of Telco Capital Corporation ("TELCO") and TELCO is a wholly owned subsidiary of RDIS
 Corporation   ("RDIS").  Hickory  Furniture Company ("Hickory") is a majority owned subsidiary of TELCO.

 PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances have been eliminated.

 CASH: Cash consists of cash in non-interest bearing and money market checking accounts.

 INCOME TAXES: Beginning with the year ended December 31, 1990, the Company is included in the consolidated federal income tax return of RDIS as the result of Telco becoming the owner of greater than 80% of the Company's common stock in late 1989. Prior to 1990, the Company filed a separate federal income tax return. The Company continued to calculate its income tax provision as if it filed a separate return.

 EARNINGS  PER  SHARE:   Earnings  per share is based on the weighted  average
 number of common shares outstanding during the year. There are no common stock equivalents.

 NOTE B - ESTIMATED AMOUNT PAYABLE TO STOCKHOLDER

 In 1979, the Company entered into an agreement with TELCO whereby TELCO was granted a contingent right to a major portion of the net cash receipts realized by the Company from defined participating assets in consideration for the cancellation of certain debt obligations and the return of 1,000,000 shares of the Company's common stock owned by TELCO.

 This transaction resulted in the recording of an estimated amount payable to TELCO in the amount of 75% of the book value of the participating assets at December 31, 1979.

 Under the terms of the agreement, the remaining participating assets as of December 31, 1992 were defined as follows:

 (a) The Company's participating interest in certain methane and other gas purification activities of GSF Energy Inc., a subsidiary of Air Products and Chemicals, Inc. (sold in 1994).

 (b) All mining claims owned or held by the Company in Graham County, Arizona (sold in 1995).

 (c)  Land owned by the Company in Cochise County, Arizona.

 A summary of the estimated amount payable to stockholder follows for the years ended December 31:
                                      1995         1994         1993

 Balance at beginning of year       $  1,805     $129,305     $129,305
 Payment from sale of gas
   purification venture                   --      (56,250)          --
 Change in estimate to adjust
   liability to 75% of remaining
   underlying net book value of
   the applicable assets                  --      (71,250)          --
                                      ------      --------     -------
 Balance at end of year             $  1,805     $  1,805     $129,305
                                      ======      ========     =======

 Changes in estimate are accounted for as a change to paid-in capital. The 1994 change in estimate includes $56,250, which represents 75% of the $75,000 loss from the sale of the gas purification venture, and $15,000, which represents 75% of the writedown of the mining claims. The mining claims were sold in 1995 in exchange for a future royalty of $2.00 per ton of zeolite mined, however there is no assurance that the purchaser will be able to sell any significant amounts of zeolite.

 TELCO has the right to receive 75% of the cash realized from the participating assets until the total of such receipts reaches $992,853. The payment of $56,250 in 1994, was reflected as a reduction of the note from stockholder as discussed below. The potential unpaid balance under the agreement is $207,793 at December 31, 1995. This contingent liability is recorded at a lower amount of $1,805 in the Company's balance sheet, representing 75% of the remaining underlying net book value of the applicable assets described above.

 In the event that 75% of the future cash realized from the remaining participating assets exceeds the recorded amount of $1,805, the Company has an obligation to continue making payments up to the potential unpaid balance. If the potential unpaid balance is ever paid in full, TELCO is entitled to
 receive,  in  perpetuity,   25%   of  any  further  cash  realized  from  the
 participating assets.

 NOTE C - NOTE AND INTEREST RECEIVABLE FROM STOCKHOLDER

 A summary of the note and interest receivable from Telco for the years ended December 31 follows:

                                    1995          1994         1993

 Balance at beginning of year    $1,979,320   $2,041,195   $2,112,103
 Reductions                              --      (61,875)     (70,908)
                                  ---------    ----------   ----------
 Balance at end of year          $1,979,320   $1,979,320   $2,041,195
                                  =========    ==========   ==========
 No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan.

 The receivable balance includes accrued interest receivable of $455,879. At December 31, 1995, interest earned but not accrued was an additional $687,000. The note is payable upon demand and bears interest at the prime rate of interest plus two percent.

 Reductions to the note represent administrative expenses of NRG paid for by Telco and management service fees (for accounting, shareholder relations, legal, etc.) through January, 1994. The reduction in 1994 to the note also reflects the offset of the payable to Telco of $56,250 per Note B. Effective February, 1994, the administrative expenses and management service fees were paid for/provided by Hickory. Amounts paid by NRG to Hickory totalled $75,000 in 1994. This represented reimbursements to Hickory of $35,540 for 1994 expenses and a prepayment of 1995 expenses in the amount of $39,460. In 1995, the management service fees of $29,000 reduced the 1995 prepaid balance down
 to  $10,460,   which  represents  the  1996  prepayment  of  expenses.  Total management service fees expensed by NRG were $29,000, $30,000 and $55,000 for 1995, 1994 and 1993, respectively.

 NOTE D - INVESTMENT IN AFFILIATED COMPANY

 In 1980, the Company acquired 20,000 shares, or approximately 1.4% of the outstanding common shares of beneficial interest of Wisconsin Real Estate Investment Trust ("WREIT"). WREIT is a majority owned subsidiary of Hickory Furniture Company which is a majority owned subsidiary of TELCO. Since January 1984 the Company has accounted for its investment in WREIT under the equity method of accounting. Equity in the losses of WREIT reduced NRG's investment to zero during 1991 as cumulative equity in WREIT's losses exceeded NRG's original investment. The investment balance has not changed since 1991.

 WREIT has an accumulated deficit of approximately $ 35 million. WREIT's stock has no current market value.

 NOTE E - INCOME TAXES

 The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes", effective January 1, 1993. The only current impact of this statement on the Company is that the utilization of net operating loss carryforwards will no longer be reported as an extraordinary item in the statement of operations but instead the provision for income taxes will be presented net of any benefit recognized from the utilization of existing net operating loss carryforwards.

 Following is a reconciliation of NRG's provision for income taxes to the amount determined by applying the statutory federal rates of 34% to pretax income:
                                       1995         1994       1993

   Tax computed at statutory rate   $ (10,930)   $(46,142)   $(22,599)
   Interest from stockholder not
     recognized for financial
     reporting purposes                49,376      39,797      28,829
   Utilization of net operating
     loss carryforward                (38,446)         --      (6,230)
   Effect of losses not utilized
     in the provision                      --       6,345          --
                                      -------       -----      -------
                                    $      --     $    --    $     --
                                      =======       =====      =======

 At December 31, 1995,  the  Company  had  net operating loss carryforwards for
 financial  reporting  and  federal  income  tax   purposes  of  approximately
 $6,600,000 expiring from 1996 through 2010.


 NOTE F - REVERSE STOCK SPLIT

 REVERSE STOCK SPLIT: In December 1983, the Company's Board of Directors approved a reverse stock split effective as of the close of business on December 19, 1983, pursuant to which one new share of common stock, par value $.10 per share, would be issued for every 20 shares of old common stock, par value $.005 per share, then outstanding. No other change in the attributes of the common shares would be made.

 The Company undertook to repurchase fractional shares resulting from the implementation of the reverse stock split at the rate of $.25 for each old share. Through oversight, certain of the corporate actions necessary to implement fully the reverse stock split have not yet been completed; however, the Company intends to complete the actions as soon as practicable. All information relating to common shares has been adjusted to reflect the full implementation of the reverse stock split.


 NOTE G - PENDING MERGER

 TELCO intends to develop a proposal whereby NRG would merge with a newly formed subsidiary of TELCO and then all shares of NRG not owned by TELCO would be acquired by Telco as a result of the merger.

                                Exhibit Index
                               NRG Incorporated
                             Form 10K Annual Report
                       For the Year Ended December 31, 1995


     (21)  Subsidiaries of the Registrant

     (22)  Financial Data Schedule