Form 10-Q
period 1996-03-31
NRG INC
filed 1996-05-15
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended MARCH 31, 1996

                                         OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from  _____ to _____     Commission File No. 0-3689

                                 NRG INCORPORATED
               (Exact name of registrant as specified in its charter)

       DELAWARE                                               23-1682488
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

            55 EAST MONROE STREET, SUITE 1600, CHICAGO, IL     60603
         (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code    (312) 849-2990

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

             CLASS                              OUTSTANDING AT MAY 1, 1996

 Common Stock, $.10 par value                          255,311 shares

                           PART I - FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS


                                  NRG INCORPORATED


                             CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)


                                              March 31,       December 31,
                                                1996             1995
             ASSETS

     Cash                                     $       81       $       81
     Prepaid expenses - affiliate                  3,210           10,460
     Other assets                                  2,408            2,408
                                                 -------           ------
                                                   5,699           12,949
                                                 =======           ======

 LIABILITIES AND STOCKHOLDERS' EQUITY

             LIABILITIES

     Accounts payable and accrued expenses         2,489            2,549
     Payable to affiliates                         4,287            3,149
     Estimated amount payable to stockholder       1,805            1,805
                                                  ------           ------
         TOTAL LIABILITIES                         8,581            7,503
                                                  ------           ------

 STOCKHOLDERS' EQUITY
     Common stock, par value $.10 per share-
       authorized 15,000,000 shares; issued,
       including shares held in treasury,
           305,829 shares                         30,583           30,583
     Additional paid-in capital                4,541,845        4,541,845
     Retained earnings (deficit)              (2,493,010)      (2,484,682)
     Treasury stock, at cost-50,518 shares      (102,980)        (102,980)
                                              -----------      -----------
         TOTAL STOCKHOLDERS' EQUITY            1,976,438        1,984,766
                                              -----------      -----------
     Less receivable from majority
       stockholder                            (1,979,320)      (1,979,320)
                                              -----------      -----------

                                              $    5,699       $   12,949
                                              ===========      ===========






 See Accompanying Notes






                                  NRG INCORPORATED


                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                               For the Three Months Ended
                                                        MARCH 31,


                                                   1996            1995


 REVENUES                                      $      --        $      --
                                                  -------         --------

 General and administrative expenses               8,328            8,484
                                                  -------         --------

 NET LOSS                                      $  (8,328)       $  (8,484)
                                                  =======         ========

 PER SHARE INFORMATION

 Weighted average number of
   common shares outstanding                     255,311          255,311
                                                 =======          =======

 Net Loss                                          $(.03)           $(.03)
                                                    =====            =====





 See Accompanying Notes





                                  NRG INCORPORATED


                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                               For the Three Months Ended
                                                         MARCH 31,

                                                   1996             1995

 OPERATING ACTIVITIES:
    Net loss                                   $  (8,328)       $  (8,484)
    Adjustments to reconcile net income
     to net cash provided by operating activities:
       Decrease in prepaid expenses - affiliate    7,250            7,250
       Decrease in accounts payable and accrued
         expenses                                    (60)            (450)
       Increase in payable to affiliates           1,138            1,684
                                                  -------          -------

   Net cash utilized in operating activities         -0-              -0-
                                                  -------          -------

   Increase (decrease) in cash                       -0-              -0-

   Cash at beginning of period                        81               81
                                                  -------          -------

   Cash at end of period                       $      81       $       81
                                                  =======          =======






 See Accompanying Notes

                                 NRG INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1. INTERIM FINANCIAL STATEMENTS

 The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the full fiscal year.


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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 LIQUIDITY AND CAPITAL RESOURCES

 The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of March 31, 1996. Through January, 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last three years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At March 31, 1996, interest earned but not accrued was an additional $757,000.

 Effective February, 1994, the administrative expenses and management services were paid for/provided by Hickory. Amounts paid by NRG to Hickory totalled
 $75,000  during  the  year  ended  December  31,  1994.   This   represented
 reimbursements to Hickory of $35,540 for 1994 expenses and a prepayment of 1995 expenses in the amount of $39,460. In 1995, the management service fees of $29,000 reduced the 1995 prepaid balance down to $10,460, which represents the 1996 prepayment of expenses. For the three months ended March 31, 1996 and 1995 the management service fees charged was $7,250 and other administrative expenses charged was $1,138 and $1,684, respectively.

 The Company has current liabilities of $2,489, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

 NRG has no current business opportunities or other significant liquidity requirements.

 Telco intends to develop a proposal whereby NRG would merge with a newly formed subsidiary of Telco and then all shares of NRG not owned by Telco would be acquired by Telco as a result of the merger.


 OPERATING RESULTS

 The Company reported a net loss of $8,328 ($.03 per share) for the three months ended March 31, 1996. This compares to a net loss of $8,484 ($.03 per share) for the three months ended March 31, 1995. As explained above, the Company no longer recognizes interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $8,328 and $8,484 for the three months ended March 31, 1996 and 1995, respectively. These amounts include fees of $7,250 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc.) provided.

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


                                   NRG INCORPORATED



                                   /S/ CLYDE WM. ENGLE
                                   Clyde Wm. Engle
                                   Chairman, Chief Executive
                                   Officer and Director



                                   /S/ PHILLIP J. ROBINSON
                                   Phillip J. Robinson
                                   Chief Financial and Accounting Officer



  Date:  May 15, 1996