Form 10-Q
period 1996-09-30
NRG INC
filed 1996-11-07
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

 X QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 for the Period ended SEPTEMBER 30, 1996

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

             CLASS                              OUTSTANDING AT NOVEMBER 1, 1996
 Common Stock, $.10 par value                          255,311 shares




                           PART I - FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

                                  NRG INCORPORATED

                             CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)


                                            September 30,     December 31,
                                                1996             1995
             ASSETS

     Cash                                     $       81       $       81
     Prepaid expenses - affiliate                    -0-           10,460
     Other assets                                  2,406            2,408
                                                   -----           ------
                                                   2,487           12,949
                                                   =====           ======

 LIABILITIES AND STOCKHOLDERS' EQUITY

             LIABILITIES

     Accounts payable and accrued expenses         2,474            2,549
     Payable to affiliates                        17,758            3,149
     Estimated amount payable to stockholder       1,805            1,805
                                                  ------            -----
         TOTAL LIABILITIES                        22,037            7,503
                                                  ------            -----
 STOCKHOLDERS' EQUITY
     Common stock, par value $.10 per share-
      authorized 15,000,000 shares; issued,
      including shares held in treasury,
      305,829 shares                              30,583           30,583
     Additional paid-in capital                4,541,845        4,541,845
     Retained earnings (deficit)              (2,509,678)      (2,484,682)
     Treasury stock, at cost-50,518 shares      (102,980)        (102,980)
                                              ----------       ----------
         TOTAL STOCKHOLDERS' EQUITY            1,959,770        1,984,766
                                              ----------       ----------
     Less receivable from majority
       stockholder                            (1,979,320)      (1,979,320)
                                              ----------       ----------

                                              $    2,487       $   12,949
                                              ==========       ==========


 See Accompanying Notes



                                  NRG INCORPORATED

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                                For the Three Months Ended
                                                       SEPTEMBER 30,


                                                   1996            1995


 REVENUES                                      $      --        $      --
                                                  ------           ------

 General and administrative expenses               8,271            7,692
                                                  ------           ------

 NET LOSS                                      $  (8,271)       $  (7,692)
                                                  ======           ======

 PER SHARE INFORMATION

 Weighted average number of
   common shares outstanding                     255,311          255,311
                                                 =======          =======

 Net Loss                                          $(.03)           $(.03)
                                                    ====             ====


 See Accompanying Notes




                                  NRG INCORPORATED


                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                                For the Nine Months Ended
                                                       SEPTEMBER 30,


                                                   1996             1995


 REVENUES                                      $      --        $      --
                                                 -------          -------

 General and administrative expenses              24,996           24,182
                                                 -------          -------

 NET LOSS                                      $ (24,996)       $ (24,182)
                                                 =======          =======

 PER SHARE INFORMATION

 Weighted average number of
   common shares outstanding                     255,311          255,311
                                                 =======          =======

 Net Loss                                          $(.10)           $(.09)
                                                    ====             ====


 See Accompanying Notes





                                 NRG INCORPORATED

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                For the Nine Months Ended
                                                      SEPTEMBER 30,


                                                   1996             1995

 OPERATING ACTIVITIES:
    Net loss                                   $ (24,996)       $ (24,182)
    Adjustments to reconcile net income
     to net cash provided by operating activities:
       Decrease in prepaid expenses -
         affiliate and other assets               10,462           24,332
       Decrease in accounts payable and accrued
         expenses                                    (75)            (150)
       Increase in payable to affiliates          14,609               --
                                                 -------          -------

    Net cash utilized in operating activities        -0-              -0-
                                                 -------          -------

   Increase (decrease) in cash                       -0-              -0-

   Cash at beginning of period                        81               81
                                                 -------          -------

   Cash at end of period                       $      81       $       81
                                                 =======          =======


 See Accompanying Notes




                           NRG INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1. INTERIM FINANCIAL STATEMENTS

 The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the full fiscal year.


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



 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES

 The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of September 30, 1996. Through January, 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last three years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At September 30, 1996, interest earned but not accrued was an additional $900,000.

 Effective February, 1994, the administrative expenses and management services were paid for/provided by Hickory. Amounts paid by NRG to Hickory totalled
 $75,000   during   the   year  ended  December  31,  1994.  This  represented
 reimbursements to Hickory of $35,540 for 1994 expenses and a prepayment of 1995 expenses in the amount of $39,460. In 1995, the management service fees of $29,000 reduced the prepaid balance to $10,460 at December 31, 1995. For the nine months ended September 30, 1996 and 1995 the management service fees charged was $21,750 and other administrative expenses charged was $3,246 and $2,432, respectively.

 The Company has current liabilities of $2,474, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

 NRG has no current business opportunities or other significant liquidity requirements.

 Telco intends to develop a proposal whereby NRG would merge with a newly formed subsidiary of Telco and then all shares of NRG not owned by Telco would be acquired by Telco as a result of the merger.


 OPERATING RESULTS

 The Company reported a net loss of $24,996 ($.10 per share) for the nine months ended September 30, 1996. This compares to a net loss of $24,182 ($.09 per share) for the nine months ended September 30, 1995. As explained above, the Company no longer recognizes interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $24,996 and $24,182 for the nine months ended September 30, 1996 and 1995, respectively. These amounts include fees of $21,750 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc.) provided.


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