Form 10-K
period 1996-12-31
NRG INC
filed 1997-03-27
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 for the fiscal year ended DECEMBER 31, 1996

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 State the aggregate market value of the voting stock held by non affiliates of the Registrant as of March 1, 1997: $58,926


             CLASS                              OUTSTANDING AT MARCH 1, 1997

 Common Stock, $.10 par value                          255,311 shares

 PART I

 ITEM 1.  DESCRIPTION OF BUSINESS

      NRG   is   a  majority-owned  subsidiary  of  Telco  Capital  Corporation
 ("Telco"). In prior years all excess cash was loaned to Telco, payable on demand, as more fully described in Note C of the Notes to Consolidated Financial Statements.

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

      In May, 1995, the Company sold its mining rights in exchange for a future royalty of $2.00 per ton of zeolite mined, however, there is no assurance that the purchaser will be able to sell any significant amounts of zeolite. The purchaser, who owns other mining rights in the same area, will absorb all costs of maintaining the claims and will attempt to develop the market for this type of zeolite. The Company retained ownership of approximately
 20 acres of land in close proximity to the mining claims.

 INVESTMENT IN AFFILIATED COMPANY

      The Company owned 20,000 shares (representing approximately 1.4% of all outstanding shares) of Wisconsin Real Estate Investment Trust ("WREIT"). Hickory Furniture Company, a majority owned subsidiary of TELCO, owned the majority of the outstanding stock of WREIT. The Company's shares were purchased in 1980 at a cost of $93,836. The Company used the equity method of accounting for this investment which had a book value of $-0- as the Company's share of WREIT losses had exceeded the original cost. WREIT was dissolved by operation of law in April, 1996 with no distributions to shareholders.

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

                                  Bid Prices
                                LOW        HIGH
      All Quarters 1995        $1.50      $1.50
      All Quarters 1996        $1.50      $1.50


      3.  Approximate number of shareholders

 December 31, 1996                  607

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

      After giving consideration to the Company's commitment to purchase all fractional shares resulting from the reverse stock split, the Company has 255,311 new shares of stock outstanding. As of December 31, 1996, 305,619 new shares (including 50,518 new shares held in treasury) were issued, which represents a 100% conversion of old shares into new shares.

 ITEM 6.  SELECTED FINANCIAL DATA

                                            YEAR ENDED DECEMBER

                              1996      1995       1994       1993       1992


 Revenues                 $     -0-   $    -0-   $    -0-  $    -0-        -0-

 Loss before
   extraordinary credit     (33,288)   (32,149)  (135,712)  (66,469)   (67,422)

 Net loss                   (33,288)   (32,149)  (135,712)  (66,469)   (62,022)

 Total Assets         (a)     2,489      9,800     41,949   172,489    172,639


 Per Common Share:
   Loss before
     extraordinary credit     $(.13)     $(.13)     $(.53)    $(.26)     $(.26)



 (a) See Note C of Notes to Consolidated Financial Statements

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF  OPERATIONS OPERATING RESULTS

      The Company reported a net loss of $(33,288) ($.13 per share) in 1996 compared to $(32,149) ($.13 per share) and $(135,712) ($.53 per share)
 in 1995 and 1994, respectively. In 1994, the Company recorded a $75,000 loss on the sale of the gas purification venture and a $20,000 writedown of zeolite mining claims. In May, 1995, the Company sold its mining rights in exchange for a future royalty of $2.00 per ton of zeolite mined, however, there is no assurance that the purchaser will be able to sell any significant amounts of zeolite. General and administrative expenses were $33,288,
 $32,149  and  $40,712  in  1996,  1995  and   1994 respectively.  These amounts
 include  fees  of $29,000, $29,000 and $30,000, respectively,  charged by Telco
 and  Hickory  for   management   services (accounting, shareholder services,
 legal, etc.) provided.

 LIQUIDITY AND CAPITAL RESOURCES

      The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of December 31, 1996 and December 31, 1995. Through January, 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last three years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At December 31, 1996, interest earned but not accrued was an additional $975,000.

      Effective February, 1994, the administrative expenses and management services were paid for/provided by Hickory. Amounts paid by NRG to Hickory totalled $75,000 in 1994. This represented reimbursements to Hickory of $35,540 for 1994 expenses and a prepayment of expenses in the amount of $39,460. The $75,000 was received by NRG from the windup of the gas purification venture. In 1995 and 1996, the management service fees of $29,000 for each year eliminated the prepaid balance. As of December 31, 1996, NRG owes Hickory $25,875 for administrative expenses and management service fees.

      The Company has current liabilities of $2,651, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of vacant land.

      The Company has no plans for capital expenditures or borrowing funds.

      TELCO intends to develop a proposal whereby NRG would merge with a newly formed subsidiary of TELCO and then all shares of NRG not owned by Telco would be acquired by Telco as a result of the merger.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to Item 8 is submitted on pages 15 to 24 of this report. Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934 NRG met the definition of an inactive entity in 1996, 1995 and 1994. Therefore, its financial statements for these three years are unaudited.


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

                                 Year           Positions and Offices
                                 First          with NRG Incorporated
                                 Became         and Business Experience
 NAME                       AGE  DIRECTOR       DURING LAST FIVE YEARS


 Clyde Wm. Engle...         54      1979        Chairman of the Board of
                                                Directors and Chief Executive
                                                Officer of NRG, Inc.


      Chairman of the Board of Directors and Chief Executive Officer of TELCO; Chairman of the Board and President of RDIS Corporation; General Partner of Sierra Associates, itself the general partner of Sierra Capital Group (an investment partnership); Chairman of the Board and Chief Executive Officer of GSC Enterprises, Inc. (a one-bank holding company), and Chairman of the Board of its subsidiary, Bank of Lincolnwood; Chairman, Chief Executive Officer and Director of Hickory Furniture Company; Director of Wellco Enterprises, Inc.(until December, 1995); Director and Chairman of Alba-Waldensian, Inc.; Trustee and Chairman of Wisconsin Real Estate Investment Trust (until April, 1996); Director and Chief Executive Officer (since July 1, 1992) of Indiana Financial Investors, Inc.; Chairman of the Board of Directors and Chief Executive Officer of Sunstates Corporation; Director of Rocky Mountain Chocolate Factory, Inc. (until September, 1995).

 Lee N. Mortenson...        61      1987        Director of NRG, Inc.

      President, Chief Operating Officer and a Director of Telco Capital Corporation; Director of Hickory Furniture Company; President, Chief Operating Officer and Director of Sunstates Corporation; Director of Alba- Waldensian, Inc.; Director of Normandy Insurance Agency, Inc.; Director (January, 1988 to October, 1992) of Sun Electric Corporation; and Director of Rocky Mountain Chocolate Factory, Inc.

 Phillip J. Robinson... 41                      Treasurer and Secretary (since
                                                July, 1993) and Controller
                                                (from 1989 to July, 1993)
                                                of NRG, Inc.

      Treasurer, Vice President and Chief Financial Officer (since July, 1993) and Controller (from 1989 to July, 1993) of Telco Capital Corporation; Vice President and Treasurer (since July, 1993) and Controller (from 1989 to July, 1993) of Hickory Furniture Company ; Secretary and Treasurer (from July, 1993 until April, 1996) and Controller (from 1989 to July,
      1993) of  Wisconsin Real Estate Investment Trust; Treasurer (since July,
      1993) and Controller (from 1989 to July, 1993) of Indiana Financial Investors, Inc.


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


       COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

      No Forms 3 and 4 have been filed and no Forms 5 have been furnished to the Company during the fiscal year ended December 31, 1996. To the best of the Company's knowledge, no person who was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company (a reporting person) failed to file on a timely basis, reports required by
 Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.


 ITEM 11.  EXECUTIVE COMPENSATION

      (a)  No officer received compensation during 1994 - 1996.

      (b)  No director received compensation during 1994 - 1996.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

      The following table shows the name, address, relationship to the Company, and record and beneficial ownership, as of March 1, 1997, of each person known to the Company to be either the record or beneficial owner of more than five percent (5%) of its outstanding, $.10 par value, common stock:

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

 NOTE (1)
      At March 1, 1997 the Company has 255,311 shares of new common stock outstanding (excluding 50,518 shares held in treasury), after consideration of the implementation of a 1 for 20 reverse stock split authorized by the Company's Board of Directors on December 19, 1983, and subsequent purchase of related fractional shares by the Company.

 NOTE (2)
      Mr. Clyde Wm. Engle, who is a director of the Company, is the Chairman of the Board of Directors of RDIS Corporation ("RDIS") and is the beneficial owner of in excess of 50% of the outstanding common stock of RDIS. RDIS presently owns 100% of the outstanding common stock of TELCO. Mr. Engle is Chairman of the Board and Chief Executive Officer of TELCO. As of March 1, 1997, TELCO owned beneficially 84.62% of the Company's common stock. RDIS has made a loan to Mr. Engle on a non-preferential basis secured by a lien on the shares of RDIS owned by Mr. Engle. A default under this loan could result in foreclosure on the pledged stock and, potentially, a change in control of RDIS and TELCO and hence a change in control of the Company.

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

                                    Date:  March 27, 1997

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

                                    By:   /S/ CLYDE WM. ENGLE
                                          Clyde Wm. Engle
                                          Chairman, Board of Directors

                                    Date:  March 27, 1997


                                    By:   /S/ LEE N. MORTENSON
                                          Lee N. Mortenson
                                          Director

                                    Date:  March 27, 1997


                                    By:   /S/ PHILLIP J. ROBINSON
                                          Phillip J. Robinson
                                          Treasurer, Secretary,
                                          Chief Financial and Accounting
                                          Officer

                                    Date:  March 27, 1997

                          Annual Report on Form 10-K


                Item 8, Item 14(a)(1) and (2), and Item 14 (d)


        List of Financial Statements and Financial Statement Schedules


                             Financial Statements


                         Year Ended December 31, 1996


                               NRG Incorporated


                               Chicago, Illinois

 FORM 10-K  ITEM 14(a)(1) AND (2)

 NRG INCORPORATED

 List of Financial Statements and Financial Statement Schedules

 The following consolidated financial statements of the Registrant are included in Item 8:

      Consolidated Financial Statements of NRG
        Incorporated:
        Consolidated Balance Sheets -
          December  31,  1996  and  December   31,   1995   .....16
        Consolidated Statements of Operations - Years Ended
          December 31, 1996, 1995 and 1994 ......................17
        Consolidated Statements of Changes in Stockholders' Equity
          Years Ended December 31, 1996, 1995 and 1994 ..........18
        Consolidated Statements of Cash Flows - Years Ended
          December 31, 1996, 1995 and 1994 ......................19
        Notes to Consolidated Financial Statements ..............20


 All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the required information is included in the Consolidated Financial Statements and notes thereto, and therefore have been omitted.

 Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934, NRG has met the definition of an inactive entity in 1996, 1995 and 1994. Therefore its 1996, 1995 and 1994 financial statements for those three years are unaudited.

 NRG INCORPORATED

 CONSOLIDATED BALANCE SHEETS
 (Unaudited)


                                                   DECEMBER    31,
                                                  1996             1995

 ASSETS
   Cash                                    $        81     $         81
   Prepaid expenses - affiliate                    -0-            7,311
   Vacant land                                   2,408            2,408
                                                ------           ------
 Total Assets                              $     2,489     $      9,800
                                                ======           ======

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
   Accounts payable and accrued
     expenses                              $     2,651     $      2,549
   Payable to affiliates                        25,875              -0-
   Estimated amount payable to
     stockholder                                 1,805            1,805
                                               -------           ------
                                                30,331            4,354
                                               =======           ======

 STOCKHOLDERS' EQUITY
   Common stock, par value $.10 per share-
     authorized 15,000,000 shares; issued,
     including shares held in treasury,
     305,829 shares                             30,583           30,583
   Additional paid-in capital                4,541,845        4,541,845
   Retained earnings (deficit)              (2,517,970)      (2,484,682)
   Treasury stock, at cost - 50,518 shares    (102,980)        (102,980)
                                            ----------       ----------
   Total stockholders' equity                1,951,478        1,984,766

   Less receivable from affiliate           (1,979,320)      (1,979,320)
                                            ----------       ----------
 Total Liabilities and
   Stockholders Equity                     $     2,489      $     9,800
                                            ==========       ==========

 See notes to consolidated financial statements

 NRG INCORPORATED

 CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)


                                          YEAR  ENDED  DECEMBER   31,
                                    1996              1995            1994

 REVENUES:

                            $        --         $      --         $       --
                                 -------            -------            -------
                                     --                --                 --
                                 -------            -------            -------

 EXPENSES:
   Loss from sale of gas
     purification venture    $        --         $      --         $   75,000
   Writedown of mining claims         --                --             20,000
   General and administrative     33,288            32,149             40,712
                               ---------          --------           --------
                                  33,288            32,149            135,712
                               ---------          --------           --------

 NET LOSS                        (33,288)          (32,149)          (135,712)
                               =========          ========           ========

 PER SHARE INFORMATION

 Net loss                          $(.13)            $(.13)             $(.53)
                               =========          ========           ========


 See notes to consolidated financial statements

 NRG INCORPORATED

 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)

                                        Additional  Retained
                        COMMON STOCK      Paid-in   Earnings     TREASURY STOCK
                       SHARES   AMOUNT    CAPITAL   (DEFICIT)    SHARES  AMOUNT


Balance at Jan 1, 1994 305,829 $30,583 $4,470,595 $(2,316,821) 50,518 $(102,980)

 Net loss                                            (135,712)
 Increase in paid-in
  capital - Note B                         71,250
                       -------  ------  ---------  ----------  ------  --------
Balance at Dec 31 1994 305,829 $30,583 $4,541,845 $(2,452,533) 50,518 $(102,980)

 Net loss                                             (32,149)
                       -------  ------  ---------  ----------  ------  --------
Balance at Dec 31 1995 305,829 $30,583 $4,541,845 $(2,484,682) 50,518 $(102,980)

 Net loss                                             (33,288)
                       -------  ------  ---------  ----------  ------  --------
Balance at Dec 31 1996 305,829 $30,583 $4,541,845 $(2,517,970) 50,518 $(102,980)
                       =======  ======  =========  ==========  ======  ========


 See notes to consolidated financial statements

 NRG INCORPORATED

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

                                               YEAR ENDED DECEMBER  31,
                                           1996           1995        1994

 OPERATING ACTIVITIES:
   Net loss                          $   (33,288)  $    (32,149)  $ (135,712)
   Adjustments to reconcile net
     income to net cash
     used in operating activities:
   Loss on sale of gas purification
     venture                                  --             --       75,000
   Writedown of mining claims                 --             --       20,000
   (Increase) Decrease in prepaid
     expenses - affiliate                  7,311         32,149      (39,460)
   Increase(Decrease) in accounts payable
     and accrued expenses                    102             --         (453)
   Increase in payable to affiliate       25,875             --           --
                                         -------         ------      -------
 NET CASH USED IN
   OPERATING ACTIVITIES                      -0-            -0-      (80,625)

 INVESTING ACTIVITIES:
   Proceeds from sale of gas
     purification venture                     --             --       75,000
   Payments received
     on stockholder loans                     --             --        5,625
                                         -------        -------      -------
 NET CASH PROVIDED BY
   INVESTING ACTIVITIES                      -0-            -0-       80,625

 DECREASE IN CASH                            -0-            -0-          -0-
 Cash at beginning of year                    81             81           81
                                         -------        -------      -------

 CASH AT END OF YEAR               $          81 $           81 $         81
                                         =======        =======      =======



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

 Under the terms of the agreement, the remaining participating assets as of December 31, 1993 were defined as follows:

 (a) The Company's participating interest in certain methane and other gas purification activities of GSF Energy Inc., a subsidiary of Air Products and Chemicals, Inc. (sold in 1994).

 (b) All mining claims owned or held by the Company in Graham County, Arizona (sold in 1995).

 (c) Twenty acres of rural vacant land owned by the Company in Cochise County, Arizona.

 A summary of the estimated amount payable to stockholder follows for the years ended December 31:
                                       1996         1995         1994

 Balance at beginning of year       $  1,805     $  1,805     $129,305
 Payment from sale of gas
   purification venture                   --           --      (56,250)
 Change in estimate to adjust
   liability to 75% of remaining
   underlying net book value of
   the applicable assets                  --           --      (71,250)
                                     -------      -------      -------

 Balance at end of year             $  1,805     $  1,805     $  1,805
                                     =======      =======      =======

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

 TELCO has the right to receive 75% of the cash realized from the participating assets until the total of such receipts reaches $992,853. The payment of $56,250 in 1994, was reflected as a reduction of the note from stockholder as discussed below. The potential unpaid balance under the agreement is $207,793 at December 31, 1996. This contingent liability is recorded at a lower amount of $1,805 in the Company's balance sheet, representing 75% of the remaining underlying net book value of the applicable assets described above.

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

 NOTE C - NOTE AND INTEREST RECEIVABLE FROM STOCKHOLDER

 A summary of the note and interest receivable from Telco for the years ended December 31 follows:

                                    1996          1995         1994

 Balance at beginning of year    $1,979,320   $1,979,320   $2,041,195
 Reductions                              --           --      (61,875)
                                 ----------   ----------   ----------
 Balance at end of year          $1,979,320   $1,979,320   $1,979,320
                                 ==========   ==========   ==========

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

 The receivable balance includes accrued interest receivable of $455,879. At December 31, 1996, interest earned but not accrued was an additional $975,000. The note is payable upon demand and bears interest at the prime rate of interest plus two percent.

 Reductions to the note represent administrative expenses of NRG paid for by Telco and management service fees (for accounting, shareholder relations, legal, etc.) through January, 1994. The reduction in 1994 to the note also reflects the offset of the payable to Telco of $56,250 per Note B. Effective February, 1994, the administrative expenses and management service fees were paid for/provided by Hickory. Amounts paid by NRG to Hickory totalled $75,000 in 1994. This represented reimbursements to Hickory of $35,540 for 1994 expenses and a prepayment of expenses in the amount of $39,460. In 1995 and 1996 the management service fees of $29,000 for each year eliminated the prepaid balance. As of December 31, 1996, NRG owes Hickory $25,875 for administrative expenses and management service fees. Total management service fees expensed by NRG were $29,000, $29,000 and $30,000 for 1996, 1995 and
 1994, respectively.

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

 WREIT was dissolved by operation of law in April, 1996 with no distribution to shareholders.

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

 Following is a reconciliation of NRG's provision for income taxes to the amount determined by applying the statutory federal rates of 34% to pretax income:
                                       1996         1995       1994

   Tax computed at statutory rate   $ (11,318)   $(10,930)   $(46,142)
   Interest from stockholder not
     recognized for financial
     reporting purposes                    --          --      39,797
   Effect of losses not utilized
     in the provision                  11,318      10,930       6,345
                                      -------     -------     -------

                                    $      --     $    --    $     --
                                      =======     =======     =======

 At December 31, 1996, the Company had net operating loss carryforwards for financial reporting and federal income tax purposes of approximately $7,000,000 expiring from 1998 through 2011.


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

                               NRG Incorporated
                            Form 10K Annual Report
                     For the Year Ended December 31, 1996



 (21)  Subsidiaries of the Registrant

 (22)  Financial Data Schedule