Form 10-Q
period 1997-06-30
NRG INC
filed 1997-08-14
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               FORM 10-Q

 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
 EXCHANGE             ACT OF 1934 for the Period ended JUNE 30, 1997

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
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

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

             CLASS                              OUTSTANDING AT JUNE 30, 1997

 Common Stock, $.10 par value                          255,311 shares

                           PART I - FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS


                                  NRG INCORPORATED


                             CONSOLIDATED BALANCE SHEETS

                                     (Unaudited)


                                               June 30,       December 31,
                                                1997             1996
             ASSETS

     Cash                                     $       81       $       81
     Other assets                                  2,408            2,408

                                                   2,489            2,489
 LIABILITIES AND STOCKHOLDERS' EQUITY

             LIABILITIES

     Accounts payable and accrued expenses         2,156            2,651
     Payable to affiliates                        41,236           25,875
     Estimated amount payable to stockholder       1,805            1,805

         TOTAL LIABILITIES                        45,197           30,331

 STOCKHOLDERS' EQUITY
     Common stock, par value $.10 per share-
       authorized 15,000,000 shares; issued,
       including shares held in treasury,
           305,829 shares                         30,583           30,583
     Additional paid-in capital                4,541,845        4,541,845
     Retained earnings (deficit)              (2,532,836)      (2,517,970)
     Treasury   stock,   at   cost  -
      50,518  shares                            (102,980)        (102,980)

         TOTAL STOCKHOLDERS' EQUITY            1,936,612        1,951,478

     Less receivable from majority
       stockholder                            (1,979,320)      (1,979,320)

                                              $    2,489       $    2,489







 See Accompanying Notes






                                  NRG INCORPORATED


                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                          For the Three Months Ended JUNE 30,
                                                    1997             1996

 REVENUES                                      $      --        $      --

 General and administrative expenses               7,250            8,397

 NET LOSS                                      $  (7,250)       $  (8,397)


 PER SHARE INFORMATION

 Weighted average number of
   common shares outstanding                     255,311          255,311

 Net Loss                                          $(.03)           $(.03)







 See Accompanying Notes




























                                  NRG INCORPORATED


                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)


                                    For the Six Months Ended JUNE 30,

                                                    1997             1996

 REVENUES                                      $      --        $      --

 General and administrative expenses              14,867           16,725

 NET LOSS                                      $ (14,867)       $ (16,725)

 PER SHARE INFORMATION

 Weighted average number of
   common shares outstanding                     255,311          255,311

 Net Loss                                          $(.06)           $(.06)







 See Accompanying Notes






























                                  NRG INCORPORATED


                           NRG INCORPORATED



                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                     For the Six Months Ended JUNE 30,
                                                    1997             1996

OPERATING ACTIVITIES:
    Net loss                                   $ (14,867)       $ (16,725)
    Adjustments to reconcile net income
     to net cash provided by operating activities:
       Decrease in prepaid expenses - affiliate      -0-           10,462
       Decrease in accounts payable and accrued
         expenses                                   (495)            (249)
       Increase in payable to affiliates          15 362            6,512

    Net cash utilized in operating activities        -0-              -0-

   Increase (decrease) in cash                       -0-              -0-

   Cash at beginning of period                        81               81

   Cash at end of period                       $      81       $       81







 See Accompanying Notes

                           NRG INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1. INTERIM FINANCIAL STATEMENTS

 The accompanying consolidated  financial  statements  are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion  of  management,  all  adjustments  considered  necessary  for  a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the full fiscal year.


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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 LIQUIDITY AND CAPITAL RESOURCES

  The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of June 30, 1997. Through
  January, 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last three years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at
  December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At June 30, 1997, interest earned but not accrued was an additional $1,081,000.

 Effective February, 1994, the administrative expenses and management  services were paid for/provided by Hickory. At June 30, 1997 and 1996 the payable to Hickory for these expenses is $41,237 and $25,875, respectively. For the six months ended June 30, 1997 and 1996 the management service fees charged were
  $14,500 and other administrative expenses charged were $367 and $2,225, respectively.

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


 OPERATING RESULTS

 The Company reported a net loss of $14,867 ($.06 per share) for the six months ended June 30, 1997. This compares to a net loss of $16,725 ($.06 per share) for the six months ended June 30, 1996. As explained above, the Company no longer recognizes interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $14,867 and $16,725 for the six months ended June 30, 1997 and
  1996, respectively. These amounts include fees of $14,500 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc.) provided.

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






 Date: August 15, 1997