Form 10-Q
period 1997-09-30
NRG INC
filed 1997-11-17
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended September 30, 1997

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

             4433 W. Touhy Avenue, Suite 414, Lincolnwood, Il 60646
               (Address of principal executive offices) (Zip Code)

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

            Class                 Outstanding at September 30, 1997

Common Stock, $.10 par value             255,311 shares

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


                                NRG INCORPORATED


                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                    September  30,               December 31,
                                                                           1997                     1996
            ASSETS

       Cash                                                              $       81               $       81
       Other assets                                                           2,408                    2,408
                                                                        -----------              -----------

                                                                              2,489                    2,489
                                                                         ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

            LIABILITIES

       Accounts payable and accrued expenses                                  2,156                    2,651
       Payable to affiliates                                                 48,486                   25,875
       Estimated amount payable to stockholder                                1,805                    1,805
                                                                         ----------               ----------

           Total liabilities                                                 52,447                   30,331
                                                                         ----------               ----------

STOCKHOLDERS' EQUITY
       Common  stock,  par value $.10 per  share-authorized  15,000,000  shares;
         issued, including shares held in treasury,
          305,829 shares                                                     30,583                   30,583
       Additional paid-in capital                                         4,541,845                4,541,845
       Retained earnings (deficit)                                       (2,540,088)              (2,517,970)
       Treasury stock, at cost - 50,518 shares                             (102,980)                (102,980)
                                                                         ----------               ----------

           Total stockholders' equity                                     1,929,362                1,951,478
                                                                         ----------               ----------

       Less receivable from majority
         stockholder                                                     (1,979,320)              (1,979,320)
                                                                         ----------               ----------

                                                                         $    2,489               $    2,489
                                                                         ==========               ==========







 See Accompanying Notes

                                NRG INCORPORATED


                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                    For the Three Months Ended
                                                                                    September 30,
                                                                                       1997                   1996
                                                                                    ---------             --------

Revenues                                                                    $      --              $      --
                                                                              -------                -------

General and administrative expenses                                           7,250                    8,271
                                                                            -------                  -------

Net Loss                                                                  $  (7,250)               $  (8,271)
                                                                            =======                  =======

PER SHARE INFORMATION

Weighted average number of
  common shares outstanding                                                 255,311                  255,311
                                                                            =======                  =======

Net Loss                                                                      $(.03)                   $(.03)
                                                                               ====                     ====







See Accompanying Notes

                                NRG INCORPORATED


                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                    For the Nine Months Ended
                                                                                                    September 30,
                                                                                      1997                   1996
                                                                                    --------             --------

Revenues                                                                    $      --              $      --
                                                                              -------                -------

General and administrative expenses                                          22,117                   24,996
                                                                            -------                  -------

Net Loss                                                                  $ (22,117)               $ (24,996)
                                                                            =======                  =======

PER SHARE INFORMATION

Weighted average number of
  common shares outstanding                                                 255,311                  255,311
                                                                            =======                  =======

Net Loss                                                                      $(.09)                   $(.10)
                                                                                                        ====







See Accompanying Notes

                                NRG INCORPORATED


                                NRG INCORPORATED



                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    For the Nine Months Ended

September 30,
                                                                                       1997                  1996
                                                                                    ----------            -------
OPERATING ACTIVITIES:
   Net loss                                                               $ (14,867)               $ (24,996)
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Decrease                 in                prepaid                 expenses                -                affiliate
-0-                                 10,462
      Decrease in accounts payable and accrued
        expenses                                                               (495)                     (75)
      Increase in payable to affiliates                                      15 362                   14,609
                                                                          ---------              -----------

   Net cash utilized in operating activities                                    -0-                      -0-

  Increase (decrease) in cash                                                   -0-                      -0-

  Cash at beginning of period                                                    81                       81
                                                                          ---------              -----------

  Cash at end of period                                                   $      81               $       81
                                                                          =========               ==========







See Accompanying Notes

                                NRG INCORPORATED
                   Notes to Consolidated Financial Statements



1.  Interim Financial Statements

     The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1996. The results of operations for the six months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of September 30, 1997. Through January, 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last three years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At September 30, 1997, interest earned but not accrued was an additional $1,126,000.

     Effective February, 1994, the administrative expenses and management services were paid for/provided by Hickory. At September 30, 1997 and 1996 the payable to Hickory for these expenses is $48,497 and $25,875, respectively. For the nine months ended September 30, 1997 and 1996 the management service fees charged were $14,500 and other administrative expenses charged were $367 and $3,246, respectively.

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


Operating Results

     The Company reported a net loss of $22,117 ($.09 per share) for the six months ended September 30, 1997. This compares to a net loss of $24,996 ($.10 per share) for nine six months ended September 30, 1996. As explained above, the Company no longer recognizes interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $22,117 and $24,996 for the nine months ended September 30, 1997 and 1996, respectively. These amounts include fees of $21,750 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc.) provided.

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






Date: November 17, 1997