Form 10-Q
period 1998-03-31
NRG INC
filed 1998-05-22
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended March 31, 1998

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

     For the transition period from _____ to _____ Commission File No. 0-3689

                              NRG   INCORPORATED
        (Exact name of registrant as specified in its charter)

     Delaware                                        23-1682488
 (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

  4433 W. Touhy Ave., Suite 310, Lincolnwood, IL         60646
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (312) 849-2990


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
       Class                             Outstanding at March 31, 1998
Common Stock, $.10 par value                 255,311 shares

        PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements



                                NRG INCORPORATED


                           Consolidated Balance Sheets

                                   (Unaudited)


                                        March 31,     December 31,
                                          1998            1997
            ASSETS

        Cash                          $       81      $       81
        Other assets                       2,408           2,408
                                           2,489           2,489

            LIABILITIES AND STOCKHOLDERS' EQUITY

            LIABILITIES

        Accounts payable and
           accrued expenses                 2,155          2,156
        Payable to affiliates              62,989         33,987
        Estimated amount payable
           to stockholder                   1,805          1,805

            Total liabilities              66,949         37,948

            STOCKHOLDERS' EQUITY
        Common stock, par value
           $.10 per share- authorized
           15,000,000 shares; issued,
           including shares held in
           treasury, 305,829 shares        30,583         30,583
        Additional paid-in capital      4,541,845      4,541,845
        Retained earnings (deficit)    (2,554,588)    (2,525,587)
        Treasury stock, at cost -
           50,518 shares                 (102,980)      (102,980)

            Total stockholders' equity  1,914,860      1,943,861

        Less receivable from majority
          stockholder                  (1,979,320)    (1,979,320)

                                       $    2,489     $    2,489


See Accompanying Notes

                                NRG INCORPORATED



                      Consolidated Statements of Operations

                                   (Unaudited)


                                 For the Three Months Ended March 31,
                                              1998            1997

Revenues                                 $      --       $      --

General and administrative expenses          7,250           7,617

Net Loss                                 $  (7,250)      $  (7,617)

PER SHARE INFORMATION

Weighted average number of
  common shares outstanding                 255,311        255,311

Net Loss                                      $(.03)         $(.03)



See Accompanying Notes

                                NRG INCORPORATED



                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                  For the Three Months Ended March 31,
                                                  1998            1997

OPERATING ACTIVITIES:
   Net loss                                  $  (7,250)      $  (7,617)
   Adjustments to reconcile
     net income to net cash provided
     by operating activities:
      Decrease in prepaid expenses - affiliate     -0-             -0-
      Decrease in accounts payable and accrued
        expenses                                   -0-            (495)
      Increase in payable to affiliates          7,250           8,112

   Net cash utilized in operating activities       -0-             -0-

  Increase (decrease) in cash                      -0-             -0-

  Cash at beginning of period                       81              81

  Cash at end of period                      $      81        $     81



See Accompanying Notes

                                NRG INCORPORATED
                   Notes to Consolidated Financial Statements



1.      Interim Financial Statements

     The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of March 31, 1998. Through January, 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last three years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At March 31, 1998, interest earned but not accrued was an additional $1,384,000.

     Effective February, 1994, the administrative expenses and management services were paid for/provided by Hickory. At March 31, 1998 and 1997 the payable to Hickory for these expenses is $66,987 and $55,737, respectively. For the three months ended March 31, 1998 and 1997 the management service fees charged was $7,250 and other administrative expenses charged was $-0- and $1,138, respectively.

          The Company has current liabilities of $2,155, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

     NRG has no current business opportunities or other significant liquidity requirements.


Operating Results

          The Company reported a net loss of $7,250 ($.03 per share) for the three months ended March 31, 1998. This compares to a net loss of $7,617 ($.03 per share) for the three months ended March 31, 1998. As explained above, the Company no longer recognizes interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $7,250 and $7,617 for the three months ended March 31, 1998 and 1997, respectively. These amounts include fees of $7,250 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc.) provided.

                        NRG INCORPORATED AND SUBSIDIARIES


                                     PART II



Item 6.  Exhibits and Reports on Form 8-K

        None.


Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NRG INCORPORATED



                                 Clyde Wm. Engle
                           Chairman, Chief Executive,
                            Financial and Accounting
                              Officer and Director






        Date: May 21,1998