Form 10-Q
period 1998-06-30
NRG INC
filed 1998-08-14
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended - June 30, 1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-3689


                                NRG INCORPORATED
             (Exact name of registrant as specified in its charter)

     Delaware                                            23-1682488
(State or other jurisdiction of                   (I.R.S.Employer
 incorporation or organization)                     Identification No.)

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

     Class                                      Outstanding at June 30, 1998

Common Stock, $.10 par value                     255,311 shares

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements


                                NRG INCORPORATED


                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                          June 30,               December 31,
                                                                             1998                   1997
            ASSETS

       Cash                                                              $       81               $       81
       Other assets                                                           2,408                    2,408
                                                                        -----------              -----------

                                                                              2,489                    2,489
                                                                         ==========               ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

            LIABILITIES

       Accounts payable and accrued expenses                                  2,156                    2,156
       Payable to affiliates                                                 70,237                   33,987
       Estimated amount payable to stockholder                                1,805                    1,805
                                                                         ----------               ----------

            Total liabilities                                                74,198                   37,948
                                                                         ----------               ----------

STOCKHOLDERS' EQUITY
       Common  stock,  par value $.10 per  share-authorized  15,000,000  shares;
         issued, including shares held in treasury,
          305,829 shares                                                     30,583                   30,583
       Additional paid-in capital                                         4,541,845                4,541,845
       Retained earnings (deficit)                                       (2,561,837)              (2,525,587)
       Treasury stock, at cost - 50,518 shares                             (102,980)                (102,980)
                                                                         ----------               ----------

           Total stockholders' equity                                     1,907,611                1,943,861
                                                                         ----------               ----------

       Less receivable from majority
         stockholder                                                     (1,979,320)              (1,979,320)
                                                                         ----------               ----------

                                                                         $    2,489               $    2,489
                                                                         ==========               ==========







See Accompanying Notes

                                NRG INCORPORATED


                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                            For the Three Months Ended June 30,

                                                                                1998                    1997
                                                                              ------                --------

Revenues                                                                    $      --              $      --
                                                                              -------                -------

General and administrative expenses                                           7,250                    7,250
                                                                            -------                  -------

Net Loss                                                                  $  (7,250)               $  (7,250)
                                                                            =======                  =======

PER SHARE INFORMATION

Weighted average number of
  common shares outstanding                                                 255,311                  255,311
                                                                            =======                  =======

Net Loss                                                                      $(.03)                   $(.03)
                                                                               ====                     ====







See Accompanying Notes

                                                             NRG INCORPORATED


                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                            For the Six Months Ended June 30,

                                                                            1998                         1997
                                                                              ------                --------

Revenues                                                                    $      --              $      --
                                                                              -------                -------

General and administrative expenses                                          14,500                   14,867
                                                                           --------                   ------

Net Loss                                                                 $  (14,500)              $  (14,867)
                                                                           ========                 ========

PER SHARE INFORMATION

Weighted average number of
  common shares outstanding                                                 255,311                  255,311
                                                                            =======                  =======

Net Loss                                                                      $(.06)                   $(.06)
                                                                               ====                     ====







See Accompanying Notes

                                NRG INCORPORATED



                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         For the Six Months Ended June 30,
                                                                            1998                        1997
                                                                            -------                  -------
OPERATING ACTIVITIES:
   Net loss                                                              $  (14,500)              $  (14,867)
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Decrease in prepaid expenses - affiliate                                  -0-                      -0-
      Decrease in accounts payable and accrued
        expenses                                                                 -0-                    (495)
      Increase in payable to affiliates                                      14,500                   15,362
                                                                          ---------               ----------

   Net cash utilized in operating activities                                    -0-                      -0-

  Increase (decrease) in cash                                                   -0-                      -0-

  Cash at beginning of period                                                    81                       81
                                                                          ---------              -----------

  Cash at end of period                                                   $      81               $       81
                                                                          =========               ==========







See Accompanying Notes

                                NRG INCORPORATED
                   Notes to Consolidated Financial Statements



1.  Interim Financial Statements

The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, included in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year.


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

3.  Cancellation of Pending Merger

Telco Capital Corporation ("Telco"), NRG's majority stockholder, has advised NRG that its announced plan to merge NRG into a wholly owned subsidiary of Telco has had to be abandoned owing to financial reversals experienced at Telco's principal, indirect subsidiary, Coronet Insurance Company.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of June 30, 1998. Through January, 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last three years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At June 30, 1998, interest earned but not accrued was an additional $1,473,000.

Effective February, 1994, the administrative expenses and management services were paid for provided by Hickory. At June 30, 1998 and 1997 the payable to Hickory for these expenses is $70,237 and $55,737, respectively. For the six months ended June 30, 1998 and 1997 the management service fees charged was $14,500 and other administrative expenses charged was $-0- and $1,138, respectively.

The Company has current liabilities of $2,156, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

NRG has no current business opportunities or other significant liquidity requirements.


Operating Results

The Company reported a net loss of $14,500 ($.06 per share) for the six months ended June 30, 1998. This compares to a net loss of $14,867 ($.06 per share) for the six months ended June 30, 1997. As explained above, the Company no longer recognizes interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $14,500 and $14,867 for the six months ended June 30, 1998 and 1997, respectively. These amounts include fees of $7,250 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc.) provided.

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






    Date: August 14, 1998