Form 10-Q
period 1998-09-30
NRG INC
filed 1998-11-20
CIK 73225

THIS DOCUMENT IS A COPY OF THE 10Q FOR THE PERIOD ENDING SEPTEMBER 30, 1998 FILED ON NOVEMBER 17, 1998 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               Form 10-Q Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Period ended - September 30, 1998

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____    ommission File No. 0-3689
                                                                    ------

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

            Class                        Outstanding at September 30, 1998

Common Stock, $.10 par value                     255,311 shares

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                NRG INCORPORATED


                           Consolidated Balance Sheets

                                   (Unaudited)


                                                                     September 30,               December 31,
                                                                             1998                   1997
            ASSETS
       Cash                                                              $       81               $       81
       Other assets                                                           2,408                    2,408
                                                                        -----------              -----------

                                                                              2,489                    2,489
                                                                         ==========               ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

            LIABILITIES

       Accounts payable and accrued expenses                                  2,156                    2,156
       Payable to affiliates                                                 77,487                   33,987
       Estimated amount payable to stockholder                                1,805                    1,805
                                                                         ----------               ----------

            Total liabilities                                                81,448                   37,948
                                                                         ----------               ----------

STOCKHOLDERS' EQUITY
       Common  stock,  par value $.10 per  share-authorized  15,000,000  shares;
         issued, including shares held in treasury,
          305,829 shares                                                     30,583                   30,583
       Additional paid-in capital                                         4,541,845                4,541,845
       Retained earnings (deficit)                                       (2,569,087)              (2,525,587)
       Treasury stock, at cost - 50,518 shares                             (102,980)                (102,980)
                                                                         ----------               ----------

           Total stockholders' equity                                     1,900,361                1,943,861
                                                                         ----------               ----------

       Less receivable from majority
         stockholder                                                     (1,979,320)              (1,979,320)
                                                                         ----------               ----------

                                                                         $    2,489               $    2,489
                                                                         ==========               ==========







See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                                           For    the    Three Months Ended
                                                                                    September 30,
                                                                                 1998                   1997

Revenues                                                                    $      --              $      --
                                                                              -------                -------

General and administrative expenses                                           7,250                    7,250
                                                                            -------                  -------

Net Loss                                                                  $  (7,250)               $  (7,250)
                                                                            =======                  =======

PER SHARE INFORMATION

Weighted average number of
  common shares outstanding                                                 255,311                  255,311
                                                                            =======                  =======

Net Loss                                                                      $(.03)                   $(.03)
                                                                               ====                     ====







See Accompanying Notes

                                NRG INCORPORATED



                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                              For   the   Nine Months Ended
                                                                                       September 30,
                                                                                1998                   1997

Revenues                                                                    $      --              $      --
                                                                              -------                -------

General and administrative expenses                                          21,750                   22,117
                                                                           --------                   ------

Net Loss                                                                 $  (21,750)              $  (22,117)
                                                                           ========                 ========

PER SHARE INFORMATION

Weighted average number of
  common shares outstanding                                                 255,311                  255,311
                                                                            =======                  =======

Net Loss                                                                      $(.09)                   $(.09)
                                                                               ====                     ====







See Accompanying Notes































                                NRG INCORPORATED



                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                          For    the    Nine Months Ended
                                                                                    September 30,
                                                                              1998                    1997
OPERATING ACTIVITIES:
   Net loss                                                              $  (21,750)              $  (22,117)
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Decrease in prepaid expenses - affiliate                                  -0-                      -0-
      Decrease in accounts payable and accrued
        expenses                                                                 -0-                    (495)
      Increase in payable to affiliates                                      21,750                    22,612
                                                                          ---------                ----------

   Net cash utilized in operating activities                                    -0-                      -0-

  Increase (decrease) in cash                                                   -0-                      -0-

  Cash at beginning of period                                                    81                       81
                                                                          ---------              -----------

  Cash at end of period                                                   $      81               $       81
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of September 30, 1998. Through January, 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last three years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At September 30, 1998, interest earned but not accrued was an additional $1,566,000.

Effective February, 1994, the administrative expenses and management services were paid for provided by Hickory. At September 30, 1998 and 1997 the payable to Hickory for these expenses is $77,487 and $55,737, respectively. For the nine months ended September 30, 1998 and 1997 the management service fees charged was $21,750 and other administrative expenses charged was $-0- and $367 respectively.

The Company has current liabilities of $2,156, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

NRG has no current business opportunities or other significant liquidity requirements.


Operating Results

The Company reported a net loss of $21,750 ($.09 per share) for the nine months ended September 30, 1998. This compares to a net loss of $22,117 ($.09 per share) for the nine months ended September 30, 1997. As explained above, the Company no longer recognizes interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $21,750 and $22,117 for the nine months ended September 30, 1998 and 1997, respectively. These amounts include fees of $21,750 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc.)
provided.

                        NRG INCORPORATED AND SUBSIDIARIES

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

     EXHIBIT 27 - Financial Data Schedule (electronic format only)

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






    Date: November 16, 1998