Form 10-K
period 1998-12-31
NRG INC
filed 1999-04-05
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, - 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non affiliates of the Registrant as of March 31, 1999: $58,926
            CLASS                           OUTSTANDING AT MARCH 1, 1999

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

     The Company's business activities (or investments) during the past five years are as follows:

ENERGY-RELATED ACTIVITIES

   (i) ENERGY GENERATION FROM SOLID WASTE. During 1975 and prior, the Company developed a unique system for collecting energy from sanitary landfills. In its present application the system involved drilling wells for the extraction of methane from specially selected landfill sites. At present, there are several plants in actual production. However, during the past five years the Company's interest in such activities was limited to a net profits participation in plants operated be GSF Energy, Inc. ("GSF"), a subsidiary of Air Products and chemicals, Inc. Under the net profit participation, the Company was entitled to receive certain specified percentages of the net profits realized by GSF plus a return of certain previously paid-in capital. No payments were received in the last five years. In December1994, the Company's remaining interest in this activity was purchased by GSF. As a part of the transaction each party released the other from all future claims under the participation agreement and NRG received $75,000.

    Any revenues realized by the Company from the arrangement with GSF were subject to the cash receipts participation rights of TELCO as described in Note B of the Notes to Consolidated Financial Statements contained herein.

     (ii) MINING ACTIVITIES. Until May, 1995, the Company held interest in mining claims located in the State of Arizona, containing types of zeolite, known as chabazite, a crystalline absorbent filtering substance determined to have various gas filtration and other unique applications, including agriculture feed, odor absorption and fertilizers. No revenues were received from this activity during the last five years.

     Although the Company has sizeable estimates of zeolite reserves - approximately 132,000 tons of high-grade chabazite and over 1,300,000 tons of lower grade material - the Company lacks the financial resources to actively pursue the market development of this material. The Company is also subject to strong competition from both other grades of natural zeolite and synthetic zeolites marketed by competitors of the Company. The mining claims are on government-owned land and consist of 15 claims encompassing a total of 300 acres.

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


INVESTMENT IN AFFILIATED COMPANY

     The Company owned 20,000 shares (representing approximately 1.4% of all outstanding shares) of Wisconsin Real Estate Investment Trust ("WREIT"). Hickory Furniture Company, a majority owned subsidiary of Telco, owned the majority of the outstanding stock of WREIT. The Company's shares were purchased in 1980 at cost of $93,836. The Company used the equity method of accounting for this investment which had a book value of $-0- as the Company's share of WREIT losses had exceed the original cost. WREIT was dissolved by operation of law in April 1996 with no distribution to shareholders.

EMPLOYEES

     The Company has not had any employees since 1989.


ITEM 2.  DESCRIPTION OF PROPERTIES

     The  Company  has  no  plants  or  other  materially   important   physical
properties, except the property described below.

     Reference is made to Item (b) (ii) regarding ownership of certain mining rights which were sold in 1995 and land. Revenues generated from these assets are subject to the cash receipts participation rights of TELCO.

ITEM 3.  LEGAL PROCEEDING

     There are no known legal proceedings to which the Company or any of its subsidiaries are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     NRG's common shares are traded through brokers who have registered with the National Association of Securities Dealers to make a market in these shares. The following table sets forth for the periods indicated the range of high and low bid prices as reported by the primary market maker, Mesirow Financial. These quotations do not reflect retail mark-ups, markdowns or commissions and do not represent actual transactions. There is no significant trading market for NRG common stock.


                                                     Bid Prices
                                                LOW              HIGH
     All Quarters 1997                             No Known Trades
     All Quarters 1998                             No Known Trades

    3.  Approximate number of shareholders

December 31, 1998                                   607


    4.  Dividends
There are no restrictions on the payment of dividends, but the Company has never paid dividends and has no plans for paying dividends in the foreseeable future.


    5.  Number of shares authorized and outstanding

A.    Common Stock $.10 par value

      -Authorized                                                15,000,000

      -Outstanding (new shares)                                    255,311*

* In December 1983, the Company's Board of Directors approved a reverse stock split effective as of the close business of December 19, 1983 pursuant to which one new share of common stock, par value $.10 per share, was issued for every 20 shares of old common stock, par value $.005 per share, then outstanding. No other changes in the attributes of the common shares were made.

     The Company undertook to repurchase fractional shares resulting from the implementation of the reverse stock split at the rate of $.25 for each old share. Through oversight, certain of the corporate actions necessary to implement fully the reverse stock split have not yet been competed; however, the Company intends to complete the action as soon as practicable. All comments relating to common shares have been adjusted to reflect the full implementation of the reverse stock split. Since December 19, 1983 no matters have been submitted to the Company's stockholders for their approval, nor has the Company taken any action requiring the submission of any matter to the stockholders for approval.

     After giving consideration to the Company's commitment to purchase all fractional shares resulting from the reverse stock split, the Company has 255,311 new shares of stock outstanding. As of December 31, 1996, 305,619 new shares (including 50,518 new shares held in treasury) were issued, which represents a 100% conversion of old shares into new shares.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                               YEAR ENDED DECEMBER
                                            1998              1997              1996             1995              1994

Revenues                            $     -0-                 $    -0-          $    -0-         $    -0-          $ -0-

Loss before Extraordinary credit    (29,000)(29,367) (33,288) (32,149) (135,712)
Net loss                                             (29,000)          (29,367) (33,288)(32,149) (135,712)

Total Assets a)                                2,489     2,489             2,489            9,800         41,949

Per Common Share:
    Loss before extraordinary credit        $   (.11)         $   (.12)         $   (.13)        $   (.13)         $(.53)

(a)  See Note C of Notes to Consolidated financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported a net loss of $(29,000) ($.11 per share) in 1998 compared to $(29,367) ($.12 per share) and $(33,228) ($.13 per share) in 1997 and 1996, respectively. In 1994, the Company recorded a $75,000 loss on the sale of the gas purification venture and a $20,000 writedown of zeolite mining claims. In May 1995 the Company sold its mining rights in exchange for future royalty of $2.00 per ton of zeolite mined, however, there is no assurance that the purchaser will be able to sell any significant amount of zeolite. General and administrative expenses were $29,000, $29,367, and $33,288 in 1998, 1997 and 1996 respectively. These amounts include fees of $29,000, $29,000, $29,000, respectively, charged by Telco and Hickory for management services (accounting, shareholder services, legal, etc.) provided.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has no cash generating activities. Substantially all the Company's cash surpluses were loaned in 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of December 31, 1998, December 31, 1997 and December 31, 1996. Through January 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advances has been established and no significant collection on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At December 31, 1998, interest earned but not accrued was an additional $1,656,000.

     Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. Amounts paid be NRG to Hickory totaled $75,000 in 1994. This represented reimbursements to Hickory of $35,540 for 1994 expenses and a prepayment of expenses in the amount of $39,460. The $75,000 was received by NRG from the windup of the gas purification venture. In 1995 and 1996, the management service fees of $29,000 for each year eliminated the prepaid balance. As of December 31, 1998, NRG owes Hickory $84,737 for administrative expenses and management service fees.

     The Company has current liabilities of $2,154 along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of vacant land.

   The Company has no plans for capital expenditures or borrowing funds.

     TELCO intends to develop a proposal whereby NRG would merge with a newly formed subsidiary of TELCO and then all shares of NRG now owned by Telco would be acquired by Telco as a result of the merger.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted on pages 12 to 20 of this report. Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934 NRG met the definition of an inactive entity in 1998, 1997, and 1996. Therefore, its financial statements for these five years are unaudited.

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

                                Year First   Positions and Offices with NRG Inc.
                                Became        and Business Experience
 NAME              AGE          DIRECTOR      DURING LAST FIVE YEARS

Clyde Wm. Engle    56           1979         Chairman of the Board of Directors
                                              and Chief Executive Officer of
                                              NRG, Inc.

     Chairman of the Board of Directors and Chief Executive Officer of TELCO; Chairman of the Board and President of RDIS Corporation; General Partner of Sierra Associates, itself the General Partner of Sierra Capital Group (an investment partnership); Chairman of the Board and Chief Executive Officer of GSC Enterprises, Inc. (a one-bank holding company), and Chairman of the Board of its subsidiary, Bank of Lincolnwood; Chairman, Chief Executive Officer and Director of Hickory furniture Company; Director of Wellco Enterprises, inc. (until December, 1995); Director and Chairman of Alba-Waldensian, Inc.; Trustee and Chairman of WisconsinReal Estate Investment Trust (until April, 1996); Director and Chief Executive Officer (since July 1, 1992) of Indiana Financial Investors, Inc.; Chairman of the Board of Directors and Chief Executive Officer of Sunstates Corporation; Director of Rocky Mountain Chocolate Factory, Inc. (until September, 1995).


Lee N Mortenson    63          1987          Director of NRG, Inc.

     President, Chief Operating Officer and a Director of Telco Capital Corporation; Director of Hickory Furniture Company; President, Chief Operating Officer and Director of Sunstates Corporation; President and Chief Executive Officer of Alba-Waldensian, Inc.; Director of Normandy Insurance Agency, Inc.; Director (January, 1988 to October, 1992) of Sun Electric Corporation; and Director of Rocky Mountain Chocolate Factory, Inc.

 (1) The following information is provided voluntarily by Mr. Engle although it is not deemed material information as that term is used in Item 401 of Regulation S-K. Mr. Engle is the subject of Cease and Desist Order dated October 7, 1993, issued by the Securities and Exchange Commission (the Commission) requiring Mr. Engle and certain of his affiliated companies to permanently cease and desist from committing any further violations of Section 16(a) of the Securities Exchange Act o 1934 as amended and the rules promulgated thereunder, which requires monthly and other periodic reports of transactions in certain securities. The Commission found some of the reports of such transactions to have been filed delinquently although many of these transactions were between affiliated entities or had been publicly reported in other reports filed with the Commission or had been otherwise publicly announced.

     COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

     No Forms 3 and 4 have been filed and no Forms 5 have been furnished to the Company during the fiscal year ended December 31, 1998. To the best of the Company's knowledge, no person who was a director, officer or beneficial owner of more that ten percent of any class of equity securities of the Company (a reporting person) failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

    (a) No officer received compensation during 1995-1998 (b) No director received compensation during 1995-1998



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the name, address, relationship to the Company, and record and beneficial ownership, as of March 1, 1999, of each person known to the Company to be either the record or beneficial owner of more that five percent (5%) of its outstanding, $.10 par value, common stock:

Name, Address, and Company    Amount and Nature
Affiliation of Beneficial     of Beneficial           Percent of Class
OWNER                         OWNERSHIP                OUTSTANDING (1)

Clyde Wm. Engle, Director (2)
     And
RDIS Corp., and TELCO          216,027                   84.62 (2)
Suite 310                    (of record
4433 W. Touhy Avenue          and beneficially)
Lincolnwood, IL  60646

All officers and directors     216,027                   84.62
As a group (three persons)   (beneficially)

NOTE (1)
     At March 1, 1999 the Company has 255,311 shares of new common stock outstanding (excluding 50,518 shares held in treasury), after consideration of the implementation of a 1 for 20 reverse stock split authorized by the Company's Board of Directors on December 19, 1983, and subsequent purchase of related fractional shares by the Company.

NOTE (2)
     Mr. Clyde Wm. Engle, who is a director of the Company, is the Chairman of the Board of directors of RDIS Corporation ("RDIS") and is the beneficial owner of in excess of 50% of the outstanding common stock of RDIS. RDIS presently owns 100% of the outstanding common stock of TELCO. Mr. Engle is Chairman of the Board and Chief Executive Officer of TELCO. As of March 1, 1998, TELCO owned beneficially 84.62%of the Company's common stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1979 TELCO and the Company entered into a certain cash receipts participation arrangement. Under this arrangement, which was principally to compromise certain indebtedness owed be the Company, TELCO will receive 75% of the cash receipts realized by the Company from specific enumerated areas of activity, until such time as the total amount realized by TELCO is $992,853. Thereafter TELCO will receive 25% of any further cash receipts realized by the Company from the indicated areas of activity. The cumulative payments since 1979 have amounted to $785,060, which included $56,250 in 1994, upon the sale of the gas purification venture, which was offset against the note receivable from Telco.

     See discussion of investment in affiliated company under Description of Business. See discussion of balances due to and from affiliates in Management Discussion and in Note C of the Notes to Consolidated Financial Statements.

     All transactions with affiliates are done on terms as fair as those that would exist for transactions with non-affiliates.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

        (1) Financial Statements and (2) Financial Statement Schedules - The response to this portion of Item 14 is submitted on page 12 to 20 as a separate section of this report.

            (3) Exhibits - Exhibit 21, Subsidiaries of the Registrant
                                 Exhibit 27, Financial Data Schedule

    (b) REPORTS ON FORM 8-K

        None

    (c)                       EXHIBIT  -  Exhibit   21,   Subsidiaries   of  the
                              Registrant Exhibit 27, Financial Data Schedule

    (d) FINANCIAL STATEMENT SCHEDULES

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the required information is included in the Consolidated Financial Statements and notes thereto and therefore have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           NEG INCORPORATED



                                           By:      /s/ CLYDE WM. ENGLE
                                                  Chairman, Chief Executive
                                                  Officer and Director

                                           Date:    March 31, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                                           By:      /s/ CLYDE WM. ENGLE
                                                   Clyde Wm. Engle
                                                   Chairman, Board of Directors
                                                  Chief Executive, Financial and
                                                   Accounting Officer

                                          Date:     March 31, 1999



                                          By:
                                                   Lee N Mortenson
                                                   Director

                                          Date:      March 31, 1999

                           Annual Report on Form 10-K


                Item 8, Item 14 (a) (1) and (2), and Item 14 (d)


         List of Financial Statements and Financial Statement Schedules


                              Financial Statements


                          Year Ended December 31, 1998

                                NRG INCORPORATED


                              Lincolnwood, Illinois







FORM 10-K ITEM 14 (a) (1) AND (2)

NRG INCPORATED

List of Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of the Registrant are included in Item 8: Consolidated Financial Statements of NRG incorporated:

                Consolidated Balance Sheets-
                      December 31, 1998 and December 31, 1997................12
                Consolidated Statements of Operations - Years Ended
                      December 31, 1998, 1997, 1996..........................13
                Consolidated Statements of Changes in Stockholder's Equity
                      Years Ended December 31, 1998, 1997, 1996..............14
                Consolidated Statements of Cash Flows - Years Ended
                      December 31, 1998, 1997, 1996........................ .15
                Notes to Consolidated financial Statements...................16


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the required information is included in the Consolidated Financial Statements and notes thereto and therefore have been omitted.

Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934, NRG has met the definition of an inactive entity in 1998, 1997, and 1996. Therefore its 1998, 1997 and 1996 financial statements for those three years are unaudited.



                                            NRG INCORPORATED


                                                              Consolidated Balance Sheets

                                   (Unaudited)



           December 31,                                                 December 31,
                                                                             1998                   1997
                                                                            --------            -------------
            ASSETS

       Cash                                                              $       81               $       81
       Other assets                                                           2,408                    2,408
                                                                        -----------              -----------

                                                                              2,489                    2,489
                                                                         ==========               ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

            LIABILITIES

       Accounts payable and accrued expenses                                  2,154                    2,154
       Payable to affiliates                                                 84,737                   55,737
       Estimated amount payable to stockholder                                1,805                    1,805
                                                                         ----------               ----------

            Total liabilities                                                88,696                   59,696
                                                                         ----------               ----------

STOCKHOLDERS' EQUITY
       Common  stock,  par value $.10 per  share-authorized  15,000,000  shares;
         issued, including shares held in treasury,
          305,829 shares                                                     30,583                   30,583
       Additional paid-in capital                                         4,541,845                4,541,845
       Retained earnings (deficit)                                       (2,576,335)              (2,547,335)
       Treasury stock, at cost - 50,518 shares                             (102,980)                (102,980)
                                                                         ----------               ----------

           Total stockholders' equity                                     1,893,113                1,922,113
                                                                         ----------               ----------

       Less receivable from majority
         stockholder                                                     (1,979,320)              (1,979,320)
                                                                         ----------               ----------

                                                                         $    2,489               $    2,489
                                                                         ==========               ==========



See notes to consolidated financial statements


                                NRG INCORPORATED



                      Consolidated Statements of Operations

                                   (Unaudited)



                                                         YEAR ENDED DECEMBER 31,
                                                1998                     1997                      1996
                                         ---------------------------------------------------------------------

REVENUES:                                   $    ---                $     ---                   $   ---

EXPENSES:
     Loss from sale of gas
     purification                                ---                      ---                       ---
     Writedown of mining claims                  ---                      ---                       ---
     General and administrative               29,000                   29,365                   33 ,288

                                        ------------            -------------             -------------
                                              29,000                   29,365                    33,288
                                         -----------           --------------              ------------

NET LOSS                                     (29,000)                 (29,365)                 (33,288)
                                             =======                 ========                  =======

PER SHARE INFORMATION

     Weighted average number of
     Common shares outstanding               255,311                  255,311                  255,311
                                             =======                 ========                 ========

Net Loss                    $                   (.11)                   (.12)                     (.13)
                                             =======                 ========                 ========


See notes to consolidated financial statements




                                NRG INCORPORATED



            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)



                                                                       Additional        Retained
                                               Common     Stock        Paid-in           Earnings       Treasury       Stock
                                                Shares      Amount      Capital          (DEFICIT)      Shares         Amount

Balance at Jan 1, 1996                         305,829      $30,583    $4,541,845     $(2,484,682)      50,518       $(102,980)

     Net Loss                                                                             (33,288)
                                            ----------    ---------     ---------     -----------    ----------   ------------
Balance at Dec 31, 1996                        305,829      $30,583    $4,541,845     $(2,517,970)      50,518        (102,980)

     Net Loss                                                                             (29,365)
                                            ----------  -----------  ------------    ------------   -----------  -------------
Balance at Dec 31, 1997                        305,829      $30,583    $4,541,845     $(2,547,335)      50,518       $(102,980)

     Net Loss                                                                             (29,000)
                                            ----------   ----------  ------------     -----------     ---------   ------------
Balance at Dec 31, 1998                        305,829      $30,583    $4,541,845      $2,576,335      $50,518       $(102,980)



See notes to consolidated financial statements



                                NRG INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         YEAR ENDED DECEMBER 31,
                                                   1998                      1997                              1996

OERATING ACTIVITIES:
     Net loss                                   (29,000)                $ (29,365)                       $  (33,288)
    Adjustments to reconcile net
       income to net cash used in
       operating activities:
    Loss on sale of gas purification                 -                         -                                 -
    Writedown of mining claims                       -                         -                                 -
    (Increase) Decrease in prepaid
      expenses-affiliate                             -                         -                              7,311
    Increase (Decrease) in accounts payable
      and accrued expenses                           -                         -                                102
   Increase in payable to affiliate              29,000                    29,365                            25,875

                                                 ------                   -------                          --------
NET CASH USED IN
  OPERATING ACTIVIES                               -0-                       -0-                               -0-

INVESTING ACTIVITIES:
     Proceeds from sale of gas
      purification venture                          -                          -                                 -

     Payments received on
      Stockholder loans                             -                          -                                 -
                                          -------------            --------------                   ---------------
NET CASH PROVIDED  BY                              -0-                        -0-                              -0-
  INVESTING ACTIVITIES

DECREASE IN CASH                                   -0-                        -0-                              -0-

Cash at beginning of year                          81                          81                              81
                                          -------------            --------------                    -------------

CASH AT END OF YEAR                                81                          81                              81
                                              =========                  =========                      =========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY 0F SIGNIFICANT ACCOUNTING POLICIES

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

INCOME TAXES: Beginning with the year ended December 31, 1990, the Company is included in the consolidated federal income tax return of RDIS as the result of Telco becoming the owner of greater than 80% of the Company's common stock in late 1989. Prior to 1990, the Company filed a separate federal income tax return. The Company continues to calculate its income tax provision as if it filed a separate return.

     EARNINGS PER SHARE: Earnings per share is based on the weighted average number of common shares outstanding during the year. There are no common stock equivalents.

NOTE B - ESTIMATED AMOUNT PAYABLE TO STOCKHOLDER

In 1979, the Company entered into an agreement with TELCO whereby TELCO was granted a contingent right to a major portion of the new cash receipts realized by the Company from defined participating assets in consideration for the cancellation of certain debt obligations and the return of 1,000,000 shares of the Company's common stock owned by TELCO.

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

(b) All mining claims owned or held by the Company in Graham County, Arizona (sold in 1995).

(c) Twenty acres of rural vacant land owned by the Company in Cochise County, Arizona.












A summary of the estimated amount payable to stockholder follows for the years ended December 31:

                                        1998              1997             1996

Balance at beginning of year            1805     $        1805             1805
Payment from sale of gas
  Purification venture                 -----             -----            -----
Change in estimate to adjust
  Liability to 75% of remaining
  Underlying net book value of
   The applicable assets               -----             -----             -----

                                     -------           -------          -------
Balance at end of year                  1805           $ 1805             $ 1805
                                        ====             ====              ====

Changes in estimate are accounted for as a change to paid-in capital. The 1994 change in estimate includes $56,250, which represents 75% of the $75,000 loss from the sale of the gas purification venture, and $15,000, which represents 75% of the writedown of the mining claims. The mining claims were sold in 1995 in exchange for a future royalty of $2.00 per ton of zeolite mined, however there is no assurance that the purchaser will be able to sell any significant amount of zeolite.

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


NOTE C - NOTE AND INTEREST RECEIVABLE FROM STOCKHOLDER

A summary of the note and interest receivable from Telco for the years ended December 31 follows:


                                   1998              1997             1996

Balance at beginning of year   $1,979,320        $1,979,320       $1,979,320
Reductions                            ---              ---              ---
                           --------------    --------------       ----------
Balance at end of year         $1,979,320        $1,979,320       $1,979,320
                                 ========         ========         ========


No schedule for payment of the amounts advanced has been established and no significant collection on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan.

The receivable balance includes accrued interest receivable of $455,879. At December 31, 1998 interest earned but not accrued was an additional $1,656,000. The note is payable upon demand and bears interest at the prime rate of interest plus two percent.

Reductions to the note represent administrative expenses of NRG paid for by Telco and management service fees (for accounting, shareholder relations, legal, etc.) through January 1994. The reduction in 1994 to the note also reflects the offset of the payable to Telco of $56,250 per Note B. Effective February 1994, the administrative expenses and management service fees were paid for/provided by Hickory. Amounts paid by NRG to Hickory totaled $75,000 in 1994. This represents reimbursements to Hickory of $35,540 for 1994 expenses and a prepayment of expenses in the amount of $39,460. In 1996, 1997 and 1998 the management service fees of $29,000 for each year eliminated the prepaid balance. As of December 31, 1998, NRG owes Hickory $84,737 for administrative expenses and management service fees. Total management service fees expenses by NRG were $29,000, $29,000, $29,000 for 1998, 1997 and 1996, respectively.


NOTE D - INVESTMENT IN AFFILIATED COMPANY

In 1980, the Company acquired 20,000 shares, or approximately 1.4% of the outstanding common shares of beneficial interest of Wisconsin Real Estate Investment Trust ("WREIT"). WREIT is a majority owned subsidiary of Hickory Furniture Company, which is a majority owned subsidiary of TELCO. Since January 1984 the Company has accounted for its investment in WREIT under the equity method of accounting. Equity in the losses of WREIT reduced NRG's investment to zero during 1991 as cumulative equity in WREIT's losses exceeded NRG's original investment. The investment balance has not changed since 1991.

WREIT was dissolved by operation of law in April 1996 with no distribution to shareholders.


NOTE E - INCOME TAXES

The Company adopted Financial Accounting Standards Boards ("FASB") Statement No. 109, "Accounting for Income Taxes", effective January 1, 1993. The only current impact of this statement of the Company is that the utilization of net operating loss carryforwards will no longer be reported as an extraordinary item in the statement of operations but instead the provision for income taxes will be presented bet of any benefit recognized from the utilization of existing net operating loss carryforwards.














Following is a reconciliation of NRG's provision for income taxes to the amount determined by applying the statutory federal rated of 34% to pretax income:


                                    1998              1997             1996

Tax computed at statutory rate    (9,960)          $(9,984)         $(11,318)
Interest from stockholder not
  recognized for financial
  reporting purposes                ----              ----              ----

Effect of losses not utilized
  in the provision                 9,660             9,984            11,318
                              ----------       -----------       -----------
                             $      ---         $     ----       $      ----
                                 =======           =======            ======


At December 31, 1996, the Company had net operating loss carryforward for financial reporting and federal income tax purposes of approximately $7,000,000 expiring from 1998 through 2011.


NOTE F -REVERSE STOCK SPLIT

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

NOTE G -CANCELLATION OF PENDING MERGER

Telco Capital Corporation ("Telco"), NRG's majority stockholder, has advised NRG that its announced plan to merge NRG into a wholly owned subsidiary of Telco has had to be abandoned owing to financial reversals experienced at Telco's principal, indirect subsidiary, Coronet Insurance Company.

                                NRG INCORPORATED
                             Form 10K Annual Report
                      For the Year Ended December 31, 1998


(21)   Subsidiaries of the Registrant

(22)   Financial Data Schedule