Form 10-Q
period 1999-03-31
NRG INC
filed 1999-05-14
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended March 31, 1999

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____ to _____ Commission File No. 0-3689


                                NRG INCORPORATED
             (Exact name of registrant as specified in its charter)

          Delaware                                         23-168248
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

              4433 W. Touhy Ave., Suite 310, Lincolnwood, IL 60646
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (847) 568-9246

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed be Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                              Outstanding March 31, 1999
Common stock, $.10 par value                       255,311 shares




                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                NRG INCORPORATED
                           Consolidated Balance Sheet
                                    Unaudited


                                              March 31,          December 31,
         ASSETS                                   1999                  1998

Cash                                        $       81            $       81
Other asets                                      2,408                 2,408
                                                 2,489                 2,489
                                                 =====                 =====
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

Accounts payable and accrued expenses            2,154                  2,154
Payable to affiliates                           91,989                 84,737
Estimated amount payable to stockholder          1,805                  1,805

Total liabilities                               95,948                 88,696

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                                30,583                 30,583
Additional paid-in capital                   4,541,845              4,541,845
Retained earnings (deficit)                 (2,583,587)            (2,576,335)
Treasury stock, at cost - 50,518 shares       (102,980)              (102,980)
Total stockholders' equity                   1,885,861              1,893,113

Less receivable from majority
  stockholder                               (1,979,320)            (1,979,320)

                                    $            2,489       $          2,489
                                               =======                =======

See Accompanying Notes








                                NRG INCORPORATED

                     Consolidated Statements of Operations
                                    Unaudited




                                                   For the Three Months Ended
                                                            March 31,
                                                       1999            1998

         Revenues                                    $  -0-          $  -0-

         General and administrative expenses          7,250           7,250

           Net Loss                                $ (7,250)       $ (7,250)
                                                     ======          ======


         PER SHARE INFORMATION

           Weighted average number of
              common shares outstanding             255,311         255,311
                                                    =======         =======

         Net Loss                                   $ (.03)         $ (.03)
                                                      =====           =====



         See Accompanying Notes











                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows
                                    Unaudited





                                                   For the Three Months Ended
                                                            March 31

OPERATING ACTIVITIES:                               1999                  1998

Net Loss                                        $ (7,250)             $ (7,250)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Decrease in prepaid expenses-affiliate              -0 -                  -0 -
  Decrease in accounts payable and
   accrued expenses:                                  -0-                   -0 -
  Increase in payable to affiliates                7,250                 7,250

Net cash utilized in operating activities             -0-                   -0-

Increase (decrease) in cash                           -0-                   -0-

Cash at beginning of period                           81                    81

Cash at end of period                            $    81              $     81
                                                  ======                ======





See Accompanying Notes






                                NRG INCORPORATED
                   Notes to Consolidated Financial Statements



Interim Financial Statements


The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of March 31, 1999. Through January, 1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At March 31, 1999, interest earned but not accrued was an additional $1,746,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At March 31, 1999 and 1998 the payable to Hickory for these expenses is $91,987 and $62,987, respectively. For the three months ended March 31, 1999 and 1998 the management service fees charged was $7,250 and other administrative expenses charges was $-0- and 1,138, respectively.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

NRG has no current business opportunities or other significant liquidity requirements.

Operating Results

The Company reported a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 1999. This compares to a net loss of $7,250 ($ .03 per share for the three months ended March 31, 1998. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses wee $7,250 and $7,250 for the three months ended March 31, 1999 and 1998, respectively. These amounts include fees of $7,250 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.






                        NRG INCORPORATED AND SUBSIDIARIES

                                     PART II



Item 6.  Exhibits and Reports on Form 8-K

  None



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  NRG INCORPORATED





                  ______________________
                  Clyde Wm. Engle
                  Chairman, Chief Executive,
                  Financial and  Accounting
                  Officer and Director






         Date:  May 14, 1999