Form 10-Q
period 1999-06-30
NRG INC
filed 1999-08-16
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the Period ended JUNE 30, 1999
                                               -------------

                                                     OR

TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____ to _____        Commission File No. 0-3689
                                                                       --------


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


Class                                             Outstanding June 30, 1999
Common stock, $.10 par value                          255,311 shares




                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                NRG INCORPORATED
                           Consolidated Balance Sheet
                                    Unaudited


                                                  June 30,                       December 31,
         ASSETS                                       1999                              1998
         ------                                     ------                              ----

Cash                                            $       81                     $          81
Other assets                                         2,408                             2,408
                                                     -----                             -----
                                                     2,489                             2,489
                                                     =====                             =====
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

Accounts payable and accrued expenses                2,156                             2,154
Payable to affiliates                               99,237                            84,737
Estimated amount payable to stockholder              1,805                             1,805
                                                     -----                              ----

Total liabilities                                  103,198                            88,696
                                                   -------                             -----

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                                    30,583                            30,583
Additional paid-in capital                       4,541,845                          4,541,845
Retained earnings (deficit)                     (2,590,837)                        (2,576,335)
Treasury stock, at cost - 50518 shares            (102,980)                          (102,980)
                                                ----------                          ---------
Total stockholders' equity                       1,878,611                          1,893,113
                                                  --------                          ---------

Less receivable from majority
  stockholder                                   (1,979,320)                        (1,979,320)
                                                ----------                         -----------

                                                $    2,489                           $  2,489
                                                   =======                            =======

See Accompanying Notes







                                NRG INCORPORATED

                      Consolidated Statements of Operations
                                    Unaudited




                                                              For the Three Months Ended
                                                                       June 30,
                                                       1999                       1998


         Revenues                                    $  -0-                     $  -0-
                                                     ------                     ------

         General and administrative expenses         7,250                       7,250
                                                     -----                       -----

           Net Loss                              $  (7,250)                  $  (7,250)
                                                    ======                      ======


         PER SHARE INFORMATION

           Weighted average number of
              common shares outstanding             255,311                    255,311
                                                    =======                    =======

         Net Loss                                    $ (.03)                   $ (.03)
                                                      =====                      =====



         See Accompanying Notes











                                NRG INCORPORATED

                      Consolidated Statements of Operations
                                    Unaudited




                                                              For the Six Months Ended
                                                                       June 30,
                                                       1999                       1998

         Revenues                                    $  -0-                     $  -0-
                                                     ------                     ------

         General and administrative expenses         14,500                     14,500
                                                     ------                     ------

           Net Loss                               $ (14,500)                 $ (14,500)
                                                     ======                     ======


         PER SHARE INFORMATION

           Weighted average number of
              common shares outstanding             255,311                    255,311
                                                    =======                    =======

         Net Loss                                    $ (.06)                    $ (.06)
                                                      =====                      =====



         See Accompanying Notes

















                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows
                                    Unaudited





                                                                 For the Six Months Ended
                                                                          June 30,

OPERATING ACTIVITIES:                                             1999               1998
                                                               -------               ----

Net Loss                                                     $ (14,500)         $ (14,500)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Decrease in prepaid expenses-affiliate                         -0-                -0-
  Decrease in accounts payable and
   accrued expenses:                                             -0-                -0-
  Increase in payable to affiliates                             14,500             14,500


Net cash utilized in operating activities                        -0-                -0-

Increase (decrease) in cash                                      -0-                -0-

Cash at beginning of period                                         81                 81
                                                                   ---               ----

Cash at end of period                                            $  81            $    81
                                                                ======             ======





See Accompanying Notes





                                NRG INCORPORATED
                   Notes to Consolidated Financial Statements



1.       Interim Financial Statements


The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of June 30, 1999. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At June 30, 1999, interest earned but not accrued was an additional $1,835,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At June 30, 1999 and 1998 the payable to Hickory for these expenses is $99,237 and $70,237, respectively. For the six months ended June 30, 1999 and 1998 the management service fees charged was $14,500.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of certain vacant land.

NRG has no current business opportunities or other significant liquidity requirements.


Operating Results

The Company reported a net loss of $14,500 ($ .06 per share) for the six months ended June 30, 1999. This compares to a net loss of $14,500 ($ .06 per share) for the six months ended June 30, 1998. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $14,500 for each six months ended June 30, 1999 and 1998, respectively. These amounts include fees of $14,500 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.






                        NRG INCORPORATED AND SUBSIDIARIES

                                     PART II



Item 6.  Exhibits and Reports on Form 8-K

  None



Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  NRG INCORPORATED




                  /s/ Clyde Wm. Engle
                  ----------------------
                  Clyde Wm. Engle
                  Chairman, Chief Executive,
                  Financial and  Accounting
                  Officer and Director






         Date:  August 16, 1999