Form 10-Q
period 1999-09-30
NRG INC
filed 1999-11-15
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended SEPTEMBER 30,1999

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

              4433 W. Touhy Ave., Suite 310, Lincolnwood, IL 60712
               (Address of principal executive offices) (Zip Code)

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


 Class                                          Outstanding September 30, 1999
 Common stock, $.10 par value                      255,311 shares




                                                     PART I-FINANCIAL INFORMATION

                                                Item 1. Financial Statements

                                                           NRG INCORPORATED
                                    Consolidated Balance Sheet
                                            Unaudited


                                              September 30,                             December 31,
         ASSETS                                       1999                                      1998

Cash                                              $     81                             $          81
Other assets                                         2,408                                     2,408
                                                     2,489                                     2,489
                                                     =====                                     =====
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

Accounts payable and accrued expenses                2,156                                     2,154
Payable to affiliates                              106,487                                    84,737
Estimated amount payable to stockholder              1,805                                     1,805

Total liabilities                                  110,448                                    88,696

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                                    30,583                                    30,583
Additional paid-in capital                       4,541,845                                 4,541,845
Retained earnings (deficit)                     (2,598,087)                               (2,576,335)
Treasury stock, at cost - 50518 shares            (102,980)                                 (102,980)
Total stockholders' equity                       1,871,361                                 1,893,113

Less receivable from majority
  stockholder                                   (1,979,320)                               (1,979,320)

                                                $    2,489                                  $  2,489
                                                   =======                                   =======

See Accompanying Notes






                                            NRG INCORPORATED

                                   Consolidated Statements of Operations
                                                Unaudited

                                                      For the Three Months Ended
                                                              September 30
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
                                                    =====                        =====



         See Accompanying Notes











                                            NRG INCORPORATED
                                   Consolidated Statements of Operations
                                                 Unaudited


                                                       For the Nine Months Ended
                                                              September 30
                                                       1999                       1998


         Revenues                                    $  -0-                     $  -0-

         General and administrative expenses         21,750                     21,750

           Net Loss                               $ (21,750)                 $ (21,750)
                                                     ======                     ======


         PER SHARE INFORMATION

           Weighted average number of
              common shares outstanding             255,311                     255,311
                                                    =======                     =======

         Net Loss                                    $ (.09)                    $ (.09)
                                                      =====                      =====



         See Accompanying Notes

















                                                           NRG INCORPORATED

                                                 Consolidated Statements of Cash Flows
                                                                Unaudited





                                                              For the Nine Months Ended
                                                                      September 30

OPERATING ACTIVITIES:                                             1999               1998

Net Loss                                                     $ (21,750)         $ (21,750)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Decrease in prepaid expenses-affiliate                           -0 -              -0 -
  Decrease in accounts payable and
  accrued expenses:                                                -0-               -0 -
  Increase in payable to affiliates                             21,750             21,750

Net cash utilized in operating activities                          -0-               -0-

Increase (decrease) in cash                                        -0-               -0-

Cash at beginning of period                                        81                 81

Cash at end of period                                           $  81              $  81
                                                                ======             =====





See Accompanying Notes





                                            NRG INCORPORATED
                                     Notes to Consolidated Financial Statements



1.       Interim Financial Statements


The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of September 30, 1999. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At September 30, 1999, interest earned but not accrued was an additional $1,933,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At September 30, 1999 and 1998 the payable to Hickory for these expenses is $106,487 and $77,487, respectively. For the nine months ended September 30, 1999 and 1998 the management service fees charged was $21,750 respectively.

The Company has current liability of $2,156, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

NRG has no current business opportunities or other significant liquidity requirements.


Operating Results

The Company reported a net loss of $21,750 ($ .09 per share) for the nine months ended September 30, 1999. This compares to a net loss of $21,750 ($ .09 per share) for the nine months ended September 30, 1998. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $21,750 and $21,750 for the nine months ended September 30, 1999 and 1998, respectively. These amounts include fees of $21,750 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.






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






         Date:  November 14, 1999