Form 10-K
period 1999-12-31
NRG INC
filed 2000-04-06
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 for the Period ended December 31, 1999

                                                             OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from _____ to _____
  Commission File No. 0-3689

                                NRG INCORPORATED
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)
  Delaware                                             23-1682488
  --------                                             ----------
(State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

              4433 W. Touhy Ave., Suite 310, Lincolnwood, IL 60712
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non affiliates of the Registrant as of March 31, 2000: $58,926 (estimated).

            Class                        Outstanding at March 1, 2000
------------------------------           ----------------------------

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

     Reference is made to Item (b) (ii) regarding ownership of certain mining rights (which were sold in 1995) and 20 acres of land in Arizona. Revenues generated from these assets are subject to the cash receipts participation rights of TELCO.

ITEM 3.  LEGAL PROCEEDING

     There are no known legal proceedings to which the Company or any of its subsidiaries is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY OLDER MATTERS

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

                                                          Bid Prices
                                                     LOW              HIGH
     All Quarters 1998                             No Known Trades
     All Quarters 1999                             No Known Trades

3.       Approximate number of shareholders

December 31, 1999                                   607



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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                      YEAR ENDED DECEMBER

                                                     1999              1998             1997              1996

Revenues                                    $     -0-         $    -0-          $    -0-         $    -0-

Loss                                                 (29,000) (29,000) (29,367) (33,288)

Net loss                                                               (29,000)         (29,000) (29,367) (33,288)

Total Assets                             (a)            2,489     2,489             2,489            2,489

Per Common Share:
    Loss                                             $   (.11)         $   (.11)        $   (.12)         $   (.13)


(a)      See Note C of Notes to Consolidated financial Statements



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS OPERATING RESULTS

     The Company reported a net loss of $(29,000) ($.11 per share) in 1999 compared to $(29,000) ($.11 per share) and $(29,367) ($.12 per share) in 1998 and 1997, respectively. In May, 1995 the Company sold its mining rights in exchange for future royalty of $2.00 per ton of zeolite mined, however, there is no assurance that the purchaser will be able to sell any significant amount of zeolite. General and administrative expenses were $29,000, $29,000, and $29,367 in 1999, 1998 and 1997 respectively. These amounts include fees of $29,000, $29,000, $29,000, respectively, charged by Telco and Hickory for management services (accounting, shareholder services, legal, etc.) provided.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has no cash generating activities. Substantially all the Company's cash surpluses were loaned in 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of December 31, 1999, December 31, 1998 and December 31, 1997. Through January 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advances has been established and no significant collection on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At December 31, 1999, interest earned but not accrued was an additional $2,037,000.

     Effective  February  1994,  the  administrative   expenses  and  management
services were paid for/provided by Hickory. As of December 31, 1999, NRG owes Hickory $113,737 for administrative expenses and management service fees.

     The Company has current liabilities of $2,154 along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of vacant land.

   The Company has no plans for capital expenditures or borrowing funds.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted on pages 12 to 20 of this report. Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934 NRG met the definition of an inactive entity in 1999, 1998, and 1997. Therefore, its financial statements for those years are unaudited.

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


                                                   Year First                   Positions and Offices with NRG Inc.
                                                          Became                and Business Experience DURING        NAME
AGE              DIRECTOR            LAST FIVE YEARS

Clyde Wm. Engle                     57                     1979                         Chairman of the Board of Directors
                                                                                                      and Chief Executive Officer of

                                                                                                           NRG, Inc.

     Chairman of the Board of Directors and Chief Executive Officer of TELCO; Chairman of the Board and President of RDIS Corporation; General Partner of Sierra Associates, itself the General Partner of Sierra Capital Group (an investment partnership); Chairman of the Board and Chief Executive Officer of GSC Enterprises, Inc. (a one-bank holding company), and Chairman of the Board of its subsidiary, Bank of Lincolnwood; Chairman, Chief Executive Officer and Director of Hickory Furniture Company; Director of Wellco Enterprises, inc. (until December, 1995); Director and Chairman of Alba-Waldensian, Inc. (until May, 1999); Trustee and Chairman of WisconsinReal Estate Investment Trust (until April, 1996); Director and Chief Executive Officer (since July 1, 1992) of Indiana Financial Investors, Inc.; Chairman of the Board of Directors and Chief Executive Officer of Sunstates Corporation; Director of Rocky Mountain Chocolate Factory, Inc. (since May, 1999).

(1) The following information is provided voluntarily by Mr. Engle although it is not deemed material information as it is not deem material information as that term is used in Item 401 of Regulation S-K. Mr. Engle is the subject of Cease and Desist Order dated October 7, 1993, issued by the Securities and Exchange Commission (the Commission) requiring Mr. Engle and certain of his affiliated companies to permanently cease and desist from committing any further violations of Section 16(a) of the Securities Exchange Act of 1934 as amended and the rules promulgated thereunder, which requires monthly and other periodic reports of transactions in certain securities. The Commission found some of the reports of such transactions to have been filed delinquently although many of these transactions were between affiliated entities or had been publicly reported in other reports filed with the Commission or had been otherwise publicly announced.

     COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

     No Forms 3 and 4 have been filed and no Forms 5 have been furnished to the Company during the fiscal year ended December 31, 1999. To the best of the Company's knowledge, no person who was a director, officer or beneficial owner of more that ten percent of any class of equity securities of the Company (a reporting person) failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

(a)      No officer received compensation during 1995-1999
(b)      No director received compensation during 1995-1999





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the name, address, relationship to the Company, and record and beneficial ownership, as of March 1, 2000, of each person known to the Company to be either the record or beneficial owner of more that five percent (5%) of its outstanding, $.10 par value, common stock:

Name, Address, and Company                         Amount and Nature                      Percent of Class
Affiliation of Beneficial                                    of Beneficial                                  OUTSTANDING (1)
OWNER                                                              OWNERSHIP

Clyde Wm. Engle, Director (2)
                 And
RDIS Corp., and TELCO                                        216,027                                           84.62 (2)
Suite 310, 4433 W. Touhy Avenue                 (of record and
Lincolnwood, IL  60712                           beneficially)

All officers and directors                             216,027                                           84.62
As a group (three persons)                                (beneficially)

NOTE (1)

     At March 1, 2000 the Company has 255,311 shares of new common stock outstanding (excluding 50,518 shares held in treasury), after consideration of the implementation of a 1 for 20 reverse stock split authorized by the Company's Board of Directors on December 19, 1983, and subsequent purchase of related fractional shares by the Company.

NOTE (2)

     Mr. Clyde Wm. Engle, who is a director of the Company, is the Chairman of the Board of directors of RDIS Corporation ("RDIS") and is the beneficial owner of in excess of 50% of the outstanding common stock of RDIS. RDIS presently owns 100% of the outstanding common stock of TELCO. Mr. Engle is Chairman of the Board and Chief Executive Officer of TELCO. As of March 1, 2000, TELCO owned beneficially 84.62% of the Company's common stock.











ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1979 TELCO and the Company entered into a certain cash receipts participation arrangement. Under this arrangement, which was principally to compromise certain indebtedness owed be the Company, TELCO will receive 75% of the cash receipts realized by the Company from specific enumerated areas of activity, until such time as the total amount realized by TELCO is $992,853. Thereafter TELCO will receive 25% of any further cash receipts realized by the Company from the indicated areas of activity. The cumulative payments since 1979 have amounted to $785,060.

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

                                                Date:    April 6, 2000


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

                          By:      /s/  CLYDE WM. ENGLE
                                        Clyde Wm. Engle
                                        Chairman, Board of Directors
                                        Chief Executive, Financial and
                                         Accounting Officer

                                                Date:     April 6, 2000



































                           Annual Report on form 10-K

                Item 8, Item 14 (a) (1) and (2), and Item 14 (d)


         List of Financial Statements and Financial Statement Schedules

                              Financial Statements

                          Year Ended December 31, 1999

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

FORM 10-K  ITEM 14 (a) (1) AND (2)

NRG INCPORATED

List of Financial Statements and Financial Statement Schedules

The       following  consolidated  financial  statements of the  Registrant  are
          included  in  Item  8:  Consolidated   Financial   Statements  of  NRG
          incorporated:

                Consolidated Balance Sheets-
                      December      31,      1999     and      December      31,
                1998....................12 Consolidated Statements of Operations
                - Years Ended

                      December 31, 1999, 1998, 1997..................................13
                Consolidated Statements of Changes in Stockholder's Equity
                      Years Ended December 31, 1999, 1998, 1997..................14
                Consolidated Statements of Cash Flows - Years Ended
                      December 31, 1999, 1998, 1997................................. .15
                Notes to Consolidated financial Statements..........................16


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the required information is included in the Consolidated Financial Statements and notes thereto and therefore have been omitted.

Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934, NRG has met the definition of an inactive entity in 1999, 1998, and 1997. Therefore its 1999, 1998 and 1997 financial statements are unaudited.

                                            NRG INCORPORATED

                                                 Consolidated Balance Sheets

                                                         (Unaudited)



           December 31,                                                 December 31,
                                                                             1999                   1998
                                                                            --------            --------
            ASSETS

       Cash                                                              $       81               $       81
       Other assets                                                           2,408                    2,408
                                                                        -----------              -----------

                                                                              2,489                    2,489
                                                                         ==========               ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

            LIABILITIES

       Accounts payable and accrued expenses                                  2,154                    2,154
       Payable to affiliates                                                113,737                   84,737
       Estimated amount payable to stockholder                                1,805                    1,805
                                                                         ----------               ----------

            Total liabilities                                               117,696                   88,696
                                                                        -----------               ----------

STOCKHOLDERS' EQUITY

       Common stock,  par value $.10 per share-  authorized  15,000,000  shares;
         issued, including shares held in treasury,

          305,829 shares                                                     30,583                   30,583
       Additional paid-in capital                                         4,541,845                4,541,845
       Retained earnings (deficit)                                       (2,605,335)              (2,576,335)
       Treasury stock, at cost - 50,518 shares                             (102,980)                (102,980)
                                                                         ----------               ----------

           Total stockholders' equity                                     1,864,113                1,893,113
                                                                         ----------               ----------

       Less receivable from majority
         stockholder                                                     (1,979,320)              (1,979,320)
                                                                         ----------               ----------

                                                                         $    2,489               $    2,489
                                                                         ==========               ==========



See notes to consolidated financial statements

                                                              21

                                NRG INCORPORATED

                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                                       YEAR ENDED DECEMBER 31,

                                                                            1999                     1998                      1997
                                                                        -----------------------------------------------------------

REVENUES:                                                         $    ---                    $     ---                     $   ---
                                                          -------------               --------------             --------------
                                                                    ---                           ---                           ---
                                                         -------------                                  ----------------------------



EXPENSES:

     General and administrative                                29,000                       29,000                  29,365
                                                                           ------------     --------------------------
                                                                             (29,000)           (29,365)   -----------
NET LOSS                                                           (29,000)                    (29,000)               (29,365)
                                                                           =======                ========              =======


PER SHARE INFORMATION
     Weighted average number of
     Common shares outstanding                            255,311                     255,311                  255,311
                                                                           =======               ========            ========

Net                    Loss                   $            (.11)                   $                   (.11)                   $
(.12)

                                                                           =======               ========            ========



See notes to consolidated financial statements








                                NRG INCORPORATED

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                   (UNAUDITED)

                                                                                 Additional        Retained

                                               Common     Stock        Paid-in           Earnings       Treasury       Stock
                                                Shares      Amount       Capital         (DEFICIT)     Shares         Amount



Balance at Dec 31, 1997  305,829    $30,583     $4,541,845     $(2,547,335)    50,518       $(102,980)
                                                                                                     (29,000)

     Net Loss

                      ----------         ----------          -------------          -----------          ------------
---------------
Balance at Dec 31, 1998  305,829    $30,583      $4,541,845     $(2,576,335)   $50,518       $(102,980)

     Net Loss                                                                                   (29,000)
                              ----------         -----------          -------------          ------------         -----------
---------------
Balance at Dec 31, 1999  305,829    $30,583      $4,541,845    $(2,605,335)    $50,518       $(102,980)


See notes to consolidated financial statements


























                                                                     NRG INCORPORATED

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         (Unaudited)


                                                                               YEAR ENDED DECEMBER 31,

                                                              1999                      1998                              1997

OERATING ACTIVITIES:
     Net loss                                          (29,000)                   $ (29,000)              $  (29,365)
    Adjustments to reconcile net
       income to net cash used in
       operating activities:
(Increase) Decrease in prepaid

      expenses-affiliate                                      -                         -                             -
    Increase (Decrease) in accounts payable

      and accrued expenses                           -                          -                            -
   Increase in payable to affiliate                      29,000                      29,000                     29,365
                              -------        ------- --------NET CASH USED IN
  OPERATING ACTIVIES                                   -0-            -0-                                  -0-

INVESTING ACTIVITIES:
     Proceeds from sale of gas
       purification venture                                    -
-                                      -
     Payments received on

       Stockholder loans                                               -
-                                      -
                                                                           -------------
--------------                   ---------------  NET CASH PROVIDED  BY              -0-             -0-                        -0-
         INVESTING ACTIVITIES

DECREASE IN CASH                                     -0-                                  -0-                                  -0-
Cash at beginning of year                                  81                          81                                   81
-------------                   --------------                  --------------

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

(b) All mining claims owned or held by the Company in Graham County, Arizona (sold in 1995).

(c) Twenty acres of rural vacant land owned by the Company in Cochise County, Arizona.

A summary of the estimated amount payable to stockholder follows for the years ended December 31:

                                                     1999              1998             1997

Balance at beginning of year                         $        1805             $        1805             $         1805
Change in estimate to adjust
  Liability to 75% of remaining
  Underlying net book value of
   The applicable assets                             -----             -----            -----

                                                     -------           -------          -------
Balance at end of year                              $         1805               $  1805             $  1805
                                                     ====              ====             ====


Changes in estimate are accounted for as a change to paid-in capital. Certain mining claims were sold in 1995 in exchange for a future royalty of $2.00 per ton of zeolite mined, however there is no assurance that the purchaser will be able to sell any significant amount of zeolite.

TELCO has the right to receive 75% of the cash realized from the participating assets until the total of such receipts reaches $992,853 The potential unpaid balance under the agreement is $207,793 at December 31, 1999. This contingent liability is recorded at a lower amount of $1,805 in the Company's balance sheet, representing 75% of the remaining underlying net book value of the applicable assets described above.

In the event that 75% of the future cash realized from the remaining participating assets exceeds the recorded amount of $1,805, the company has an obligation to continue making payments up to the potential unpaid balance. If the potential unpaid balance is ever paid in full, TELCO is entitled to receive, in perpetuity, 25% of any further cash realized from the participating assets.

NOTE C - NOTE AND INTEREST RECEIVABLE FROM STOCKHOLDER

A summary of the note and interest receivable from Telco for the years ended December 31 follows:

                                                              1999              1998             1997

Balance at beginning of year                                $1,979,320        $1,979,320       $1,979,320
Reductions                                                                      ---                      ---                     ---
                                                                    --------------        --------------      --------------
Balance at end of year                                              $1,979,320          $1,979,320       $1,979,320
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

The receivable balance includes accrued interest receivable of $455,879. At December 31, 1999 interest earned but not accrued was an additional $2,037,000. The note is payable upon demand and bears interest at the prime rate of interest plus two percent.

Reductions to the note represent administrative expenses of NRG paid for by Telco and management service fees (for accounting, shareholder relations, legal, etc.) through January, 1994. Effective February, 1994, the administrative expenses and management service fees were paid for/provided by Hickory. As of December 31, 1999, NRG owes Hickory $113,737 for administrative expenses and management service fees. Total management service fees and expenses incurred by NRG were $29,000, $29,000, $29,000 for 1999, 1998 and 1997, respectively.

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

Following is a reconciliation of NRG's provision for income taxes to the amount determined by applying the statutory federal rated of 34% to pretax income:

                                                              1999              1998             1997

Tax computed at statutory rate                                $(9,960)          $(9,960)         $(9,984)
Interest from stockholder not
  recognized for financial
  reporting purposes                                                        ----                    ----                     ----

Effect of losses not utilized
  in the provision                                                               9,960                9,960                9,984
                                                                 ----------            -----------         -----------
                                                                             $              ----              $             ----
$    ----
                                                                  =======            =======          ======


At December 31, 1996, the Company had net operating loss carryforward for financial reporting and federal income tax purposes of approximately $7,000,000 expiring from 1999 through 2011.

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

                                NRG INCORPORATED

                             Form 10K Annual Report

                      For the Year Ended December 31, 1999


(21)     Subsidiaries of the Registrant

(22)     Financial Data Schedule