Form 10-Q
period 2000-03-31
NRG INC
filed 2000-05-12
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended March 31, 2000 --------------

                                                     OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____        Commission File No. 0-3689
                                                                         ------


                                NRG INCORPORATED

             (Exact name of registrant as specified in its charter)

   Delaware                                                         23-168248
                                                                    ---------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

              4433 W. Touhy Ave., Suite 310, Lincolnwood, IL 60712
              ----------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

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

Class                                               Outstanding March 31, 2000

Common stock, $.10 par value                              255,311 shares

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
                                NRG INCORPORATED

                                    Consolidated Balance Sheet

                                            Unaudited

                                       March 31,                   December 31,
ASSETS                                     2000                           1999
------                                   ------                           ----

Cash                                  $      81                  $          81
Other assets                              2,408                          2,408
                                          -----                          -----
                                          2,489                          2,489
                                          =====                          =====
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses     2,154                          2,154
Payable to affiliates                   120,987                        113,737
Estimated amount payable to stockholder   1,805                          1,805
                                          -----                          -----

Total liabilities                       124,946                        117,696
                                        -------                        -------

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                         30,583                         30,583
Additional paid-in capital            4,541,845                      4,541,845
Retained earnings (deficit)          (2,612,585)                    (2,605,335)
Treasury stock, at cost - 50518 shar   (102,980)                      (102,980)
                                     ----------                      ---------
Total stockholders' equity            1,856,863                      1,864,113
                                       --------                      ---------

Less receivable from majority
  stockholder                        (1,979,320)                    (1,979,320)
                                    -----------                    -----------

                                     $    2,489                       $  2,489
                                        =======                        =======

See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Operations

                                    Unaudited

                           For the Three Months Ended

                                    March 31,

                                          2000                            1999
                                         -----                            ----

Revenues                                $  -0-                          $  -0-
                                        ------                          ------

General and administrative expenses      7,250                           7,250
                                         -----                           -----

Net Loss                             $  (7,250)                      $  (7,250)
                                        ======                          ======



PER SHARE INFORMATION

Weighted average number of
 common shares outstanding             255,311                         255,311
                                       =======                         =======

Net Loss                               $ (.03)                          $ (.03)
                                        =====                            =====



See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows

                                    Unaudited

                           For the Three Months Ended

                                    March 31

OPERATING ACTIVITIES:                          2000                1999
                                              -----               -----

Net Loss                                   $ (7,250)            $ (7,250)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Increase in payable to affiliates           7,250                7,250

Net cash utilized in operating activities       -0-                  -0-
                                                ---                  ---

Increase (decrease) in cash                     -0-                  -0-

Cash at beginning of period                      81                   81
                                            -------               ------

Cash at end of period                         $  81                $  81
                                              =====                =====



See Accompanying Notes

                                NRG INCORPORATED

                   Notes to Consolidated Financial Statements

1.       Interim Financial Statements

The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of March 31, 2000. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At March 31, 2000, interest earned but not accrued was an additional $2,144,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At March 31, 2000 NRG owes Hickory $120,987 for administrative expenses and management service fees.

The Company has current liability of $2,156, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

The Company has no plans for capital expenditures or borrowing funds.

Operating Results

The Company reported a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 2000. This compares to a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 1999. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $7,250 for the three months ended March 31, 2000 and 1999, respectively. These amounts include fees of $7,250 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.

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

         Date:  May 15, 2000