Form 10-K405
period 2000-12-31
NRG INC
filed 2001-03-30
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934 for the Period ended December 31, 2000

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 19

     For the transition period from _____ to _____ Commission File No.  0-3689


                                NRG INCORPORATED
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             23-1682488
         --------                                             ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              4433 W. Touhy Ave., Suite 310, Lincolnwood, IL 60712
            ---------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

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
Yes X No
   ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non affiliates of the Registrant as of March 31, 2001: $58,926 (estimated).

            Class                                 Outstanding at March 1, 2001
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

    Any revenues realized by the Company from the arrangement with GSF were subject to the cash receipts participation rights of TELCO, as described in Note B of the Notes to Consolidated Financial Statements contained herein.

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


                                                     Bid Prices
                                                  LOW          HIGH
     All Quarters 1999                             No Known Trades
     All Quarters 2000                             No Known Trades

3.       Approximate number of shareholders

December 31, 2000                                  607

4.       Dividends
There are no restrictions on the payment of dividends, but the Company has never paid dividends and has no plans for paying dividends in the foreseeable future.

5.       Number of shares authorized and outstanding

A.    Common Stock $.10 par value
      -Authorized                                             15,000,000
      -Outstanding (new shares)                                  255,311*

* In December 1983, the Company's Board of Directors approved a reverse stock split, effective as of the close business of December 19, 1983 pursuant to which one new share of common stock, par value $.10 per share, was issued for every 20 shares of old common stock, par value $.005 per share, then outstanding. No other changes in the attributes of the common shares were made.

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





ITEM 6.  SELECTED FINANCIAL DATA

                                           YEAR ENDED DECEMBER

                             2000          1999           1998           1997

Revenues                  $     -0-      $    -0-       $    -0-      $    -0-

Loss                       (29,000)      (29,000)       (29,000)      (29,367)

Net loss                   (29,000)      (29,000)       (29,300)      (29,367)

Total Assets         (a)     2,489         2,489          2,489         2,489

Per Common Share:
    Loss                  $   (.11)      $  (.11)      $   (.11)      $  (.12)


(a)      See Note C of Notes to Consolidated financial Statements

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS OPERATING RESULTS

     The Company reported a net loss of $(29,000) ($.11 per share) in 2000 compared to $(29,000) ($.11 per share) in 1999 and 1998, respectively. In May, 1995 the Company sold its mining rights in exchange for future royalty of $2.00 per ton of zeolite mined, however, there is no assurance that the purchaser will be able to sell any significant amount of zeolite. General and administrative expenses were $29,000, in 2000, 1999 and 1998 respectively. These amounts include fees of $29,000, charged by Telco and Hickory for management services (accounting, shareholder services, legal, etc.) provided.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has no cash generating activities. Substantially all the Company's cash surpluses were loaned in 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of December 31, 2000, December 31, 1999 and December 31, 1998. Through January 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advances has been established and no significant collection on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At December 31, 2000, interest earned but not accrued was an additional $2,513,000.



     Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. As of December 31, 2000, NRG owes Hickory $142,737 for administrative expenses and management service fees.

     The Company has current liabilities of $2,154 along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of vacant land.

   The Company has no plans for capital expenditures or borrowing funds.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted on pages 12 to 20 of this report. Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934 NRG met the definition of an inactive entity in 2000, 1999, and 1998. Therefore, its financial statements for those years are unaudited.


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

                             Year First     Positions and Offices with NRG Inc.
                               Became       and Business Experience DURING
    NAME             AGE      DIRECTOR      LAST FIVE YEARS

Clyde Wm. Engle      58        1979         Chairman of the Board of Directors
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



(1) The following information is provided voluntarily by Mr. Engle although it is not deemed material information, as it is not deem material information as that term is used in Item 401 of Regulation S-K. Mr. Engle is the subject of Cease and Desist Order dated October 7, 1993, issued by the Securities and Exchange Commission (the Commission), requiring Mr. Engle and certain of his affiliated companies to permanently cease and desist from committing any further violations of Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder, which requires monthly and other periodic reports of transactions in certain securities. The Commission found some of the reports of such transactions to have been filed delinquently although many of these transactions were between affiliated entities or had been publicly reported in other reports filed with the Commission or had been otherwise publicly announced.

     COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

     No Forms 3 and 4 have been filed and no Forms 5 have been furnished to the Company during the fiscal year ended December 31, 2000. To the best of the Company's knowledge, no person who was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company (a reporting person), failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

(a)      No officer received compensation during 1995-2000
(b)      No director received compensation during 1995-2000





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the name, address, relationship to the Company, and record and beneficial ownership, as of March 1, 2001, of each person known to the Company to be either the record or beneficial owner of more that five percent (5%) of its outstanding, $.10 par value, common stock:

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
As a group (three persons)            (beneficially)

NOTE (1)
     At March 1, 2001 the Company has 255,311 shares of new common stock outstanding (excluding 50,518 shares held in treasury), after consideration of the implementation of a 1 for 20 reverse stock split authorized by the Company's Board of Directors on December 19, 1983, and subsequent purchase of related fractional shares by the Company.

NOTE (2)
     Mr. Clyde Wm. Engle, who is a director of the Company, is the Chairman of the Board of directors of RDIS Corporation ("RDIS") and is the beneficial owner of in excess of 50% of the outstanding common stock of RDIS. RDIS presently owns 100% of the outstanding common stock of TELCO. Mr. Engle is Chairman of the Board and Chief Executive Officer of TELCO. As of March 1, 2001, TELCO owned beneficially 84.62% of the Company's common stock.

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

                                        Date:  March 30, 2001


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

                                        Date:   March 30, 2001

                           Annual Report on form 10-K


                Item 8, Item 14 (a) (1) and (2), and Item 14 (d)


         List of Financial Statements and Financial Statement Schedules


                              Financial Statements


                          Year Ended December 31, 2000

                                NRG INCORPORATED

                              Lincolnwood, Illinois






FORM 10-K ITEM 14 (a) (1) AND (2)

NRG INCPORATED

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of the Registrant are included in Item 8:
     Consolidated Financial Statements of NRG incorporated:
       Consolidated Balance Sheets-
         December 31, 2000 and December 31, 1999...........................12
       Consolidated Statements of Operations - Years Ended
         December 31, 2000, 1999, 1998.....................................13
       Consolidated Statements of Changes in Stockholder's Equity
         Years Ended December 31, 2000, 1999, 1998.........................14
       Consolidated Statements of Cash Flows - Years Ended
          December 31, 2000, 1999, 1998....................................15
       Notes to Consolidated financial Statements..........................16


All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the required information is included in the Consolidated Financial Statements and notes thereto and therefore have been omitted.

Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934, NRG has met the definition of an inactive entity in 2000, 1999, and 1998. Therefore its 2000, 1999 and 1998 financial statements are unaudited.

                                NRG INCORPORATED

                           Consolidated Balance Sheets

                                   (Unaudited)



                                                     December 31,   December 31,
                                                         2000          1999
                                                    -------------  -------------
        ASSETS

   Cash                                               $       81     $       81
   Other assets                                            2,408          2,408
                                                      ----------     ----------

                                                           2,489          2,489
                                                      ==========     ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

        LIABILITIES

   Accounts payable and accrued expenses                   2,154          2,154
   Payable to affiliates                                 142,737        113,737
   Estimated amount payable to stockholder                 1,805          1,805
                                                      ----------     ----------

        Total liabilities                                146,696        117,696
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
   Common stock, par value $.10 per share-
     authorized 15,000,000 shares;
     issued, including shares held in treasury,
     305,829 shares                                      30,583         30,583
   Additional paid-in capital                          4,541,845      4,541,845
   Retained earnings (deficit)                        (2,634,335)    (2,605,335)
   Treasury stock, at cost - 50,518 shares              (102,980)      (102,980)
                                                      ----------     ----------

       Total stockholders' equity                      1,835,113      1,864,113
                                                      ----------     ----------

   Less receivable from majority
     stockholder                                      (1,979,320)    (1,979,320)
                                                      ----------     ----------

                                                      $    2,489     $    2,489
                                                      ==========     ==========



See notes to consolidated financial statements

                                NRG INCORPORATED

                      Consolidated Statements of Operations
                                   (Unaudited)



                                            YEAR ENDED DECEMBER 31,
                                       2000            1999           1998


REVENUES:                           $    ---        $     ---       $    ---
                                    ------------    -------------    ----------
                                         ---              ---            ---
                                    ------------    -------------    ----------

EXPENSES:

  General and administrative           29,000            29,000         29,000
                                    ------------    -------------    ----------
                                      (29,000)          (29,000)       (29,000)
                                    ------------    -------------    ----------
NET                                   (29,000)          (29,000)       (29,000)
                                    ============    =============    ==========

PER SHARE INFORMATION
     Weighted average number of
     Common shares outstanding        255,311           255,311        255,311
                                    ============    =============    ==========

Net Loss                           $     (.11)      $      (.11)     $    (.11)
                                    ============    =============    ==========



See notes to consolidated financial statements

                                NRG INCORPORATED

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                  Additional       Retained
                                    Common           Stock         Paid-in         Earnings          Treasury       Stock
                                    Shares          Amount         Capital         (DEFICIT)          Shares        Amount



Balance at Dec 31, 1998             305,829        $30,583       $4,541,845      $(2,576,335)         $50,518     $(102,980)

     Net Loss                                                                        (29,000)
                                 ----------    -----------    -------------     ------------      -----------    ----------
Balance at Dec 31, 1999             305,829        $30,583       $4,541,845      $(2,605,335)         $50,518     $(102,980)

     Net Loss                                                                        (29,000)
                                 ----------    -----------    -------------     ------------      -----------    ----------
Balance at Dec 31, 2000             305,829        $30,583       $4,541,845      $(2,634,335)         $50,518     $(102,980)




See notes to consolidated financial statements

                                NRG INCORPORATED


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                YEAR ENDED DECEMBER 31,

                                                        2000               1999                   1998

OERATING ACTIVITIES:
     Net loss                                         (29,000)          $ (29,000)             $  (29,000)
    Adjustments to reconcile net income
     to net cash used in operating
     activities:
(Increase) Decrease in prepaid
      expenses-affiliate                                    -                   -                       -
    Increase (Decrease) in accounts payable
      and accrued expenses                                  -                   -                       -
   Increase in payable to affiliate                    29,000              29,000                  29,000
                                                     --------            --------                --------
 NET CASH USES IN
  OPERATING ACTIVIES                                      -0-                -0-                      -0-

INVESTING ACTIVITIES:
     Proceeds from sale of gas
       purification venture                                 -                   -                       -
     Payments received on
       Stockholder loans                                    -                   -                       -
                                                     --------            --------                --------
 NET CASH PROVIDED  BY
  INVESTING ACTIVITIES                                    -0-                -0-                      -0-

DECREASE IN CASH                                          -0-                -0-                      -0-
Cash at beginning of year                                  81                  81                      81
                                                     --------            --------                --------

CASH AT END OF YEAR                                       81                   81                      81
                                                     ========            ========                ========


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

(b) All mining claims owned or held by the Company in Graham County, Arizona (sold in 1995).

(c) Twenty acres of rural vacant land owned by the Company in Cochise County, Arizona.

A summary of the estimated amount payable to stockholder follows for the years ended December 31:




                                         2000          1999          1998

Balance at beginning of year           $  1805       $  1805       $  1805
Change in estimate to adjust
  Liability to 75% of remaining
  Underlying net book value of
   The applicable assets                   ---           ---           ---

                                        ------        ------        ------
Balance at end of year                 $  1805       $  1805       $  1805
                                        ======        ======        ======


Changes in estimate are accounted for as a change to paid-in capital. Certain mining claims were sold in 1995 in exchange for a future royalty of $2.00 per ton of zeolite mined, however there is no assurance that the purchaser will be able to sell any significant amount of zeolite.

TELCO has the right to receive 75% of the cash realized from the participating assets until the total of such receipts reaches $992,853 The potential unpaid balance under the agreement is $207,793 at December 31, 2000. This contingent liability is recorded at a lower amount of $1,805 in the Company's balance sheet, representing 75% of the remaining underlying net book value of the applicable assets described above.

In the event that 75% of the future cash realized from the remaining participating assets exceeds the recorded amount of $1,805, the company has an obligation to continue making payments up to the potential unpaid balance. If the potential unpaid balance is ever paid in full, TELCO is entitled to receive, in perpetuity, 25% of any further cash realized from the participating assets.


NOTE C - NOTE AND INTEREST RECEIVABLE FROM STOCKHOLDER

A summary of the note and interest receivable from Telco for the years ended December 31 follows:

                                     2000            1999             1998

Balance at beginning of year      $1,979,320      $1,979,320       $1,979,320
Reductions                            --             --                 --
                                   ---------       ---------        ---------
Balance at end of year            $1,979,320      $1,979,320       $1,979,320
                                   =========       =========        =========

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

The receivable balance includes accrued interest receivable of $455,879. At December 31, 2000 interest earned but not accrued was an additional $2,513,000. The note is payable upon demand and bears interest at the prime rate of interest plus two percent.

Reductions to the note represent administrative expenses of NRG paid for by Telco and management service fees (for accounting, shareholder relations, legal, etc.) through January, 1994. Effective February, 1994, the administrative expenses and management service fees were paid for/provided by Hickory. As of December 31, 2000, NRG owes Hickory $142,737 for administrative expenses and management service fees. Total management service fees and expenses incurred by NRG were $29,000, for 2000, 1999 and 1998, respectively.


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


NOTE E - INCOME TAXES

The Company adopted Financial Accounting Standards Boards ("FASB") Statement No. 109, "Accounting for Income Taxes", effective January 1, 1993. The only current impact of this statement of the Company is that the utilization of net operating loss carryforwards will no longer be reported as an extraordinary item in the statement of operations, but instead the provision for income taxes will be presented net of any benefit recognized from the utilization of existing net operating loss carryforwards.

Following is a reconciliation of NRG's provision for income taxes to the amount determined by applying the statutory federal rated of 34% to pretax income:


                                           2000         1999         1998

Tax computed at statutory rate           $(9,960)      $(9,960)      $(9,960)
Interest from stockholder not
  recognized for financial
  reporting purposes                       --             --             --

Effect of losses not utilized
  in the provision                         9,960         9,960         9,960
                                         -------       -------        ------
                                         $ --          $  --         $   --
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

                                NRG INCORPORATED
                             Form 10K Annual Report
                      For the Year Ended December 31, 2000


(21)     Subsidiaries of the Registrant