Form 10-Q
period 2001-03-31
NRG INC
filed 2001-05-14
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended March 31, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____   Commission File No. 0-3689
                                                                         ------


                                NRG INCORPORATED
                                ----------------
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
Yes X  No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

      Class                                           Outstanding March 31, 2001
      -------------------------------------------     --------------------------
      Common stock, $.10 par value                           255,311 shares

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements
                          ----------------------------

                                NRG INCORPORATED
                           Consolidated Balance Sheet
                           --------------------------
                                    Unaudited


                                                       March 31,   December 31,
         ASSETS                                          2001          2000
         ------                                          ----          ----

Cash                                                $        81      $      81
Other assets                                              2,408          2,408
                                                          -----          -----
                                                          2,489          2,489
                                                          =====          =====
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
         -----------

Accounts payable and accrued expenses                     2,154          2,154
Payable to affiliates                                   149,988        142,737
Estimated amount payable to stockholder                   1,805          1,805
                                                          -----          -----

Total liabilities                                       153,947        146,696
                                                        -------        -------

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                                         30,583         30,583
Additional paid-in capital                            4,541,845      4,541,845
Retained earnings (deficit)                          (2,641,586)    (2,634,335)
Treasury stock, at cost - 50518 shares                 (102,980)      (102,980)
                                                      ---------      ---------
Total stockholders' equity                            1,827,862      1,835,113
                                                      ---------      ---------

Less receivable from majority
  stockholder                                        (1,979,320)    (1,979,320)
                                                     ----------    -----------

                                                    $     2,489    $     2,489
                                                    ===========    ===========

See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Operations
                      -------------------------------------
                                    Unaudited




                                                    For the Three Months Ended
                                                             March 31,
                                                             ---------

                                                      2001           2000
                                                      ----           ----

         Revenues                                    $  -0-         $  -0-
                                                     ------         ------

         General and administrative expenses          7,250          7,250
                                                      -----          -----

         Net Loss                                   $(7,250)       $(7,250)
                                                     ======         ======


         PER SHARE INFORMATION

         Weighted average number of
            common shares outstanding               255,311        255,311
                                                    =======        =======

         Net Loss                                    $ (.03)        $ (.03)
                                                      =====          =====


         See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                    Unaudited



                                                  For the Three Months Ended
                                                           March 31
                                                           --------

OPERATING ACTIVITIES:                                 2001          2000
                                                      ----          ----

Net Loss                                           $ (7,250)      $ (7,250)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Increase in payable to affiliates                   7,250          7,250


Net cash utilized in operating activities               -0-            -0-
                                                        ---            ---

Increase (decrease) in cash                             -0-            -0-

Cash at beginning of period                              81             81
                                                      -----          -----

Cash at end of period                                 $  81          $  81
                                                      =====          =====



See Accompanying Notes

                                NRG INCORPORATED
                   Notes to Consolidated Financial Statements



1.   Interim Financial Statements
     ----------------------------

The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.


2.   Reverse Stock Split
     -------------------

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


3.   Cancellation of Pending Merger
     ------------------------------

Telco Capital Corporation ("Telco"), NRG's majority stockholder, has advised NRG that its announced plan to merge NRG into a wholly owned subsidiary of Telco has had to be abandoned owing to financial reversals experienced at Telco's principal, indirect subsidiary, Coronet Insurance Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
------------------------------------



Liquidity and Capital Resources
-------------------------------

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of March 31, 2001. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At March 31, 2001, interest earned but not accrued was an additional $2,631,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At March 31, 2001 NRG owes Hickory $149,988 for administrative expenses and management service fees.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

The Company has no plans for capital expenditures or borrowing funds.


Operating Results
-----------------

The Company reported a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 2001. This compares to a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 2000. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $7,250 for the three months ended March 31, 2001 and 2000, respectively. These amounts include fees of $7,250 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.

                        NRG INCORPORATED AND SUBSIDIARIES

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  None



Signatures
----------

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



     Date:  May 14, 2001