Form 10-Q
period 2001-06-30
NRG INC
filed 2001-08-13
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended JUNE 30, 2001

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____ to _____        Commission File No. 0-3689
                                                                         -------


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
Yes X  No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Class                                                  Outstanding June 30, 2001
-----------------------------------------------        -------------------------
 Common stock, $.10 par value 255,311 shares

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                NRG INCORPORATED
                           Consolidated Balance Sheet
                                    Unaudited


                                                   June, 30        December 31,
         ASSETS                                       2001            2000
         ------                                      ------           ----

Cash                                               $     81          $     81
Other assets                                          2,408             2,408
                                                      -----             -----
                                                      2,489             2,489
                                                      =====             =====
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

Accounts payable and accrued expenses                 2,154             2,154
Payable to affiliates                               157,238           142,737
Estimated amount payable to stockholder               1,805             1,805
                                                      -----              ----

Total liabilities                                   161,197           146,696
                                                    -------           -------


STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                                     30,583            30,583
Additional paid-in capital                        4,541,845         4,541,845
Retained earnings (deficit)                      (2,648,836)       (2,634,335)
Treasury stock, at cost - 50518 shares             (102,980)         (102,980)
                                                 ----------         ---------
Total stockholders' equity                        1,820,612         1,835,113
                                                 ----------         ---------

Less receivable from majority
  stockholder                                    (1,979,320)       (1,979,320)
                                                 -----------        ---------

                                                $     2,489        $    2,489
                                                 ==========         =========

See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Operations
                                    Unaudited




                                                   For the Three Months Ended
                                                           June 30,
                                                    2001                  2000

         Revenues                                $   -0-                $  -0-
                                                  ------                 ------

         General and administrative expenses       7,250                  7,250
                                                  ------                  -----

           Net Loss                              $(7,250)               $(7,250)
                                                  ======                 ======


         PER SHARE INFORMATION

           Weighted average number of
              common shares outstanding          255,311                255,311
                                                 =======                =======

         Net Loss                                $  (.03)               $  (.03)
                                                 =======                =======



         See Accompanying Notes

                                NRG INCORPORATED


                      Consolidated Statements of Operations
                                    Unaudited




                                                    For the Six Months Ended
                                                           June 30,
                                                      2001             2000
                                                     ------            -----

         Revenues                                  $    -0-         $    -0-
                                                     ------           ------

         General and administrative expenses          14,500           14,500
                                                      ------           ------

           Net Loss                                $ (14,500)       $ (14,500)
                                                      ======           ======


         PER SHARE INFORMATION

           Weighted average number of
              common shares outstanding              255,311          255,311
                                                     =======          =======

         Net Loss                                  $    (.06)        $   (.06)
                                                     =======          =======



         See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows
                                    Unaudited





                                                For the Six Months Ended
                                                        June 30

OPERATING ACTIVITIES:                             2001            2000
                                                  -----           -----

Net Loss                                        $ (14,500)      $(14,500)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Decrease in prepaid expenses-affiliate             -0 -           -0 -
  Decrease in accounts payable and
   accrued expenses:                                 -0 -           -0 -
  Increase in payable to affiliates                14,500         14,500

Net cash utilized in operating activities             -0-            -0-
                                                ---------       --------

Increase (decrease) in cash                           -0-            -0-

Cash at beginning of period                            81             81
                                                ---------       --------

Cash at end of period                           $      81       $     81
                                                =========       ========


See Accompanying Notes

                                NRG INCORPORATED

                   Notes to Consolidated Financial Statements


1.       Interim Financial Statements


The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of June 30, 2001. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At June 30, 2001, interest earned but not accrued was an additional $2,740,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At June 30, 2001 NRG owes Hickory $157,238 for administrative and management service fee.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

The Company has no plans for capital expenditures or borrowing funds.

Operating Results

The Company reported a net loss of $14,500 ($ .06 per share) for the six months ended June 30, 2001. This compares to a net loss of $14,500 ($ .06 per share) for the six months ended June 30, 2000. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $14,500 for each six months ended June 30, 2001 and 2000, respectively. These amounts include fees of $14,500 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.

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



         Date:  August 13, 2001