Form 10-Q
period 2001-09-30
NRG INC
filed 2001-11-14
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended SEPTEMBER 30, 2001
                                               ------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____ to _____     Commission File No. 0-3689
                                                                        ------


                                NRG INCORPORATED
                                ----------------
             (Exact name of registrant as specified in its charter)

               Delaware                                       23-168248
     -------------------------------                       ------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

            4433 W. Touhy Ave., Suite 310, Lincolnwood, IL     60712
            --------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

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
Yes__X__  No___

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


       Class                                   Outstanding September 30, 2001
       -------------------------------         ------------------------------

        Common stock, $.10 par value                    255,311 shares

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements
                          ----------------------------

                                NRG INCORPORATED
                           Consolidated Balance Sheet
                           --------------------------
                                    Unaudited


                                              September 30,      December 31,
         ASSETS                                   2001               2000
         ------                                   ----               ----

Cash                                             $       81        $      81
Other assets                                          2,408            2,408
                                                      -----            -----
                                                      2,489            2,489
                                                      =====            =====
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

Accounts payable and accrued expenses                 2,154            2,154
Payable to affiliates                               164,488          142,737
Estimated amount payable to stockholder               1,805            1,805
                                                      -----            -----

Total liabilities                                   168,447          146,696
                                                    -------          -------
STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                                     30,583           30,583
Additional paid-in capital                        4,541,845        4,541,845
Retained earnings (deficit)                      (2,656,086)      (2,634,335)
Treasury stock, at cost - 50518 shares             (102,980)        (102,980)
                                                 ----------          -------
Total stockholders' equity                        1,813,362        1,835,113
                                                  ---------        ---------

Less receivable from majority
  stockholder                                    (1,979,320)      (1,979,320)
                                                  ---------        ---------

                                                  $   2,489        $   2,489
                                                  =========        =========

See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Operations
                      -------------------------------------
                                    Unaudited


                                                 For the Three Months Ended
                                                        September 30,
                                                        -------------
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
                                                      =====            =====


         See Accompanying Notes

                                NRG INCORPORATED


                      Consolidated Statements of Operations
                      -------------------------------------
                                    Unaudited


                                                  For the Nine Months Ended
                                                        September 30,
                                                        -------------
                                                    2001             2000
                                                    ----             ----

         Revenues                                    $  -0-           $  -0-
                                                     ------           ------

         General and administrative expenses         21,750           21,750
                                                     ------           ------

           Net Loss                               $ (21,750)       $ (21,750)
                                                     ======           ======


         PER SHARE INFORMATION

           Weighted average number of
              common shares outstanding             255,311          255,311
                                                    =======          =======

         Net Loss                                   $ (.09)           $ (.09)
                                                      =====            =====


         See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                    Unaudited


                                                  For the Nine Months Ended
                                                        September 30,
                                                        -------------
OPERATING ACTIVITIES:                               2001              2000
                                                    ----              ----

Net Loss                                          $ (21,750)       $ (21,750)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Decrease in prepaid expenses-affiliate                -0-              -0-
  Decrease in accounts payable and
   accrued expenses:                                    -0-              -0-
  Increase in payable to affiliates                  21,750           21,750

Net cash utilized in operating activities               -0-              -0-
                                                        ---              ---

Increase (decrease) in cash                             -0-              -0-

Cash at beginning of period                              81               81
                                                        ---              ---

Cash at end of period                                $   81           $   81
                                                      =====           ======


See Accompanying Notes

                                NRG INCORPORATED

                   Notes to Consolidated Financial Statements


1. Interim Financial Statements
   ----------------------------


The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS.
-----------------------------------


Liquidity and Capital Resources
-------------------------------

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of September 30, 2001. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At September 30, 2001, interest earned but not accrued was an additional $2,842,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At September 30, 2001 NRG owes Hickory $164,488 for administrative and management service fee.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

The Company has no plans for capital expenditures or borrowing funds.

Operating Results
-----------------

The Company reported a net loss of $21,750 ($ .09 per share) for the nine months ended September 30, 2001. This compares to a net loss of $21,750 ($ .09 per share) for the nine months ended September 30, 2000. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $21,750 for each nine months ended September 30, 2001 and 2000, respectively. These amounts include fees of $21,750 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.

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


      Date:  November 13, 2001