Form 10-K405
period 2001-12-31
NRG INC
filed 2002-03-27
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended December 31, 2001

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

            Class                                Outstanding at March 1, 2002
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

ITEM 3.  LEGAL PROCEEDING

    There are no known legal proceedings to which the Company or any of its subsidiaries is subject, except as follows.

    The Secretary of State of Delaware has proclaimed the certificate of incorporation of the Company to be forfeited for nonpayment of franchise tax and fees. The Company has no corporate powers until the fees, aggregating approximately $2,300.00 have been paid and the appropriate corporate reports have been filed.

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

                                                        Bid Prices
                                                  LOW              HIGH
     All Quarters 2000                              No Known Trades
     All Quarters 2001                              No Known Trades


3.       Approximate number of shareholders

December 31, 2001                                  607


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

ITEM 6.  SELECTED FINANCIAL DATA
                                               YEAR ENDED DECEMBER

                                   2001        2000        1999          1998


Revenues                       $     -0-    $    -0-     $    -0-     $    -0-

Loss                            (29,000)    (29,000)     (29,000)     (29,000)

Net loss                        (29,000)    (29,000)     (29,000)     (29,000)

Total Assets             (a)      2,489       2,489        2,489        2,489

Per Common Share:
    Loss                       $   (.11)   $   (.11)    $   (.11)     $  (.11)

(a)      See Note C of Notes to Consolidated financial Statements


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND


RESULTS OF OPERATIONS OPERATING RESULTS

     The Company reported a net loss of $(29,000) ($.11 per share) in 2001 compared to $(29,000) ($.11 per share) in 2000 and 1999, respectively. In May, 1995 the Company sold its mining rights in exchange for future royalty of $2.00 per ton of zeolite mined, however, there is no assurance that the purchaser will be able to sell any significant amount of zeolite. General and administrative expenses were $29,000, in 2001, 2000 and 1999 respectively. These amounts include fees of $29,000, charged by Telco and Hickory for management services (accounting, shareholder services, legal, etc.) provided.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has no cash generating activities. Substantially all the Company's cash surpluses were loaned in 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of December 31, 2001, December 31, 2000 and December 31, 1999. Through January 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advances has been established and no significant collection on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At December 31, 2001, interest earned but not accrued was an additional $2,928,000.

     Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. As of December 31, 2001, NRG owes Hickory $171,737 for administrative expenses and management service fees.

     The Company has current liabilities of $2,154 along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of vacant land.

     The Company has no plans for capital expenditures or borrowing funds.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted on pages 12 to 20 of this report. Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934 NRG met the definition of an inactive entity in 2001, 2000, and 1999. Therefore, its financial statements for those years are unaudited.


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

                           Year First     Positions and Offices with NRG Inc.
                           Became         and Business Experience DURING
   NAME            AGE     DIRECTOR       LAST FIVE YEARS

Clyde Wm. Engle    59        1979         Chairman of the Board of Directors
                                          and Chief Executive Officer of
                                          NRG, Inc.

     Chairman of the Board of Directors and Chief Executive Officer of TELCO; Chairman of the Board and President of RDIS Corporation; General Partner of Sierra Associates, itself the General Partner of Sierra Capital Group (an investment partnership); Chairman of the Board and Chief Executive Officer of Lincolnwood Bancorp Inc. (a one-bank holding company), and Chairman of the Board of its subsidiary, Bank of Lincolnwood; Chairman, Chief Executive Officer and Director of Hickory Furniture Company; Director of Wellco Enterprises, inc. (until December, 1995); Director and Chairman of Alba-Waldensian, Inc. (until May, 1999); Director and Chief Executive Officer (since July 1, 1992) of Indiana Financial Investors, Inc.; Chairman of the Board of Directors and Chief Executive Officer of Sunstates Corporation; Director of Rocky Mountain Chocolate Factory, Inc. (since May, 1999).

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


     COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

     No Forms 3 and 4 have been filed and no Forms 5 have been furnished to the Company during the fiscal year ended December 31, 2001. To the best of the Company's knowledge, no person who was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company (a reporting person), failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

(a)      No officer received compensation during 1995-2001
(b)      No director received compensation during 1995-2001


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the name, address, relationship to the Company, and record and beneficial ownership, as of March 1, 2002, of each person known to the Company to be either the record or beneficial owner of more that five percent (5%) of its outstanding, $.10 par value, common stock:

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
As a group (three persons)           (beneficially)

NOTE (1)
     At March 1, 2002 the Company has 255,311 shares of new common stock outstanding (excluding 50,518 shares held in treasury), after consideration of the implementation of a 1 for 20 reverse stock split authorized by the Company's Board of Directors on December 19, 1983, and subsequent purchase of related fractional shares by the Company.

NOTE (2)
     Mr. Clyde Wm. Engle, who is a director of the Company, is the Chairman of the Board of directors of RDIS Corporation ("RDIS") and is the beneficial owner of in excess of 50% of the outstanding common stock of RDIS. RDIS presently owns 100% of the outstanding common stock of TELCO. Mr. Engle is Chairman of the Board and Chief Executive Officer of TELCO. As of March 1, 2002, TELCO owned beneficially 84.62% of the Company's common stock.

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

                                         Date:    March 28, 2002


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

                                         Date:     March 28, 2002

                           Annual Report on form 10-K


                Item 8, Item 14 (a) (1) and (2), and Item 14 (d)


         List of Financial Statements and Financial Statement Schedules


                              Financial Statements


                          Year Ended December 31, 2001










                                NRG INCORPORATED

                              Lincolnwood, Illinois

FORM 10-K ITEM 14 (a) (1) AND (2)

NRG INCPORATED

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of the Registrant are included in Item 8: Consolidated Financial Statements of NRG incorporated:
   Consolidated Balance Sheets -
     December 31, 2001 and December 31, 2000.................................12
   Consolidated Statements of Operations - Years Ended
     December 31, 2001, 2000, 1999...........................................13
   Consolidated Statements of Changes in Stockholder's Equity
     Years Ended December 31, 2001, 2000, 1999...............................14
   Consolidated Statements of Cash Flows - Years Ended
     December 31, 2001, 2000, 1999...........................................15
   Notes to Consolidated financial Statements................................16



All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the required information is included in the Consolidated Financial Statements and notes thereto and therefore have been omitted.


Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934, NRG has met the definition of an inactive entity in 2001, 2000, and 1999. Therefore its 2001, 2000 and 1999 financial statements are unaudited.

                                NRG INCORPORATED

                           Consolidated Balance Sheets

                                   (Unaudited)



                                              December 31,         December 31,
                                                  2001                   2000
                                              ------------         -------------
            ASSETS

       Cash                                   $       81            $       81
       Other assets                                2,408                 2,408
                                              ----------            ----------

                                                   2,489                 2,489
                                              ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

            LIABILITIES

       Accounts payable and accrued expenses       2,154                 2,154
       Payable to affiliates                     171,737               142,737
       Estimated amount payable to
          stockholder                              1,805                 1,805
                                              ----------            ----------

            Total liabilities                    175,696               146,696
                                              ----------            ----------

STOCKHOLDERS' EQUITY
       Common stock, par value $.10 per
         share- authorized 15,000,000 shares;
         issued, including shares held in
         treasury, 305,829 shares                 30,583                30,583
       Additional paid-in capital              4,541,845             4,541,845
       Retained earnings (deficit)            (2,663,335)           (2,634,335)
       Treasury stock, at cost - 50,518
         shares                                 (102,980)             (102,980)
                                              ----------            ----------

           Total stockholders' equity          1,806,113             1,835,113
                                              ----------            ----------

       Less receivable from majority
         stockholder                          (1,979,320)           (1,979,320)
                                              ----------            ----------

                                              $    2,489            $    2,489
                                              ==========            ==========

See notes to consolidated financial statements

                                NRG INCORPORATED


                      Consolidated Statements of Operations
                                   (Unaudited)



                                                YEAR ENDED DECEMBER 31,

                                          2001           2000            1999
                                      ------------------------------------------
REVENUES:                             $    ---      $     ---         $   ---
                                      --------      ---------         -------
                                           ---            ---             ---
                                      --------      ---------         -------

EXPENSES:

  General and administrative            29,000         29,000          29,000
                                      --------      ---------         -------

                                       (29,000)       (29,000)        (29,000)
                                      --------      ---------         -------

NET LOSS                               (29,000)       (29,000)        (29,000)
                                      ========      =========         =======

PER SHARE INFORMATION
     Weighted average number of
     Common shares outstanding         255,311        255,311         255,311
                                      ========      =========         =======

Net Loss                              $   (.11)     $    (.11)        $  (.11)
                                      ========      =========         =======


See notes to consolidated financial statements

                                NRG INCORPORATED


            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)



                                                  Additional      Retained
                          Common      Stock        Paid-in        Earnings       Treasury       Stock
                          Shares     Amount        Capital        (DEFICIT)       Shares        Amount
                          ------     ------        -------        ---------       ------        ------
Balance at Dec 31, 1999   305,829    $30,583      $4,541,845     $(2,605,335)    $50,518       $(102,980)

   Net Loss                                                          (29,000)
                        ---------   ---------     ----------     -----------     -------       ----------
Balance at Dec 31, 2000   305,829    $30,583      $4,541,845     $(2,634,335)    $50,518       $(102,980)

   Net Loss                                                          (29,000)
                        ---------   ---------     ----------     -----------     -------       ----------
Balance at Dec 31, 2001  $305,829    $30,583      $4,541,845     $(2,663,335)    $50,518       $(102.980)



See notes to consolidated financial statements

                                NRG INCORPORATED


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                YEAR ENDED DECEMBER 31,
                                            2001           2000          1999

OERATING ACTIVITIES:
     Net loss                             (29,000)      $ (29,000)    $ (29,000)
    Adjustments to reconcile net
     income to net cash used in
     operating activities:
(Increase) Decrease in prepaid
      expenses-affiliate                        -               -             -
    Increase (Decrease) in accounts
      payable and accrued expenses              -               -             -
   Increase in payable to affiliate        29,000          29,000        29,000
                                         --------       ---------     ---------
NET CASH USES IN OPERATING ACTIVIES            -0-             -0-           -0-


INVESTING ACTIVITIES:
     Proceeds from sale of gas
       purification venture                     -               -             -
     Payments received on
       Stockholder loans                        -               -             -
                                         --------       ---------     ---------
NET CASH PROVIDED  BY
  INVESTING ACTIVITIES                         -0-             -0-           -0-

DECREASE IN CASH                               -0-             -0-           -0-
     Cash at beginning of year                 81              81            81
                                         --------       ---------     ---------

CASH AT END OF YEAR                            81              81            81
                                         ========       =========     =========



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

(b) All mining claims owned or held by the Company in Graham County, Arizona (sold in 1995).

(c) Twenty acres of rural vacant land owned by the Company in Cochise County, Arizona.

A summary of the estimated amount payable to stockholder follows for the years ended December 31:

                                        2001              2000             1999

Balance at beginning of year           $ 1805           $  1805         $  1805
Change in estimate to adjust
  Liability to 75% of remaining
  Underlying net book value of
   The applicable assets                -----             -----           -----

                                       ------            ------          ------
Balance at end of year                $  1805           $  1805         $  1805
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


NOTE C - NOTE AND INTEREST RECEIVABLE FROM STOCKHOLDER

A summary of the note and interest receivable from Telco for the years ended December 31 follows:

                                          2001          2000          1999

Balance at beginning of year            $1,979,320    $1,979,320    $1,979,320
Reductions                                 ---           ---           ---
                                        ----------    ----------    ----------
Balance at end of year                  $1,979,320    $1,979,320    $1,979,320
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

The receivable balance includes accrued interest receivable of $455,879. At December 31, 2001 interest earned but not accrued was an additional $2,928,000. The note is payable upon demand and bears interest at the prime rate of interest plus two percent.

Reductions to the note represent administrative expenses of NRG paid for by Telco and management service fees (for accounting, shareholder relations, legal, etc.) through January, 1994. Effective February, 1994, the administrative expenses and management service fees were paid for/provided by Hickory. As of December 31, 2001, NRG owes Hickory $171,737 for administrative expenses and management service fees. Total management service fees and expenses incurred by NRG were $29,000, for 2001, 2000 and 1999, respectively.



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

Following is a reconciliation of NRG's provision for income taxes to the amount determined by applying the statutory federal rated of 34% to pretax income:


                                           2001          2000         1999

Tax computed at statutory rate           $(9,960)       $(9,960)      $(9,960)
Interest from stockholder not
  recognized for financial
  reporting purposes                        ----           ----          ----

Effect of losses not utilized
  in the provision                         9,960          9,960         9,960
                                         -------        -------       -------
                                         $  ----        $ -----          ----
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

                                NRG INCORPORATED
                             Form 10K Annual Report
                      For the Year Ended December 31, 2001


(21)     Subsidiaries of the Registrant

(22)     Financial Data Schedule