Form 10-Q
period 2002-03-31
NRG INC
filed 2002-05-13
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended March 31, 2002

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____    Commission File No. 0-3689
                                                                          ------


                                NRG INCORPORATED
             ------------------------------------------------------
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
Yes X   No
   ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                   Class                         Outstanding March 31, 2002
     ----------------------------------          --------------------------
        Common stock, $.10 par value                    255,311 shares

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                NRG INCORPORATED
                           Consolidated Balance Sheet
                                    Unaudited


                                               March 31,           December 31,
                 ASSETS                          2002                  2001
                 ------                       -----------          ------------

Cash                                          $        81          $        81
Other assets                                        2,408                2,408
                                              -----------          -----------
Total Assets                                        2,489                2,489
                                              ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

              LIABILITIES
              -----------

Accounts payable and accrued expenses               2,154                2,154
Payable to affiliates                             178,987              171,737
Estimated amount payable to stockholder             1,805                1,805
                                              -----------          -----------

Total liabilities                                 182,946              175,696
                                              -----------          -----------

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
 authorized 15,000,000 shares; issued,
 including shares held in treasury,
 305,829 shares                                    30,583               30,583
Additional paid-in capital                      4,541,845            4,541,845
Retained earnings (deficit)                    (2,670,585)          (2,663,335)
Treasury stock, at cost - 50518 shares           (102,980)            (102,980)
                                              -----------          -----------
Total stockholders' equity                      1,798,863            1,806,113
                                              -----------          -----------

Less receivable from majority
  stockholder                                  (1,979,320)          (1,979,320)
                                              -----------          -----------

                                              $     2,489          $     2,489
                                              ===========          ===========

See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Operations
                                    Unaudited




                                                  For the Three Months Ended
                                                           March 31,
                                                ------------------------------

                                                   2002                2001
                                                ----------          ----------

Revenues                                        $      -0-          $      -0-
                                                ----------          ----------

General and administrative expenses                  7,250               7,250
                                                ----------          ----------

Net Loss                                        $   (7,250)         $   (7,250)
                                                ==========          ==========



PER SHARE INFORMATION

Weighted average number of
 common shares outstanding                         255,311             255,311
                                                ==========          ==========

Net Loss                                        $     (.03)         $     (.03)
                                                ==========          ==========



See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows
                                    Unaudited



                                                  For the Three Months Ended
                                                           March 31,
                                                ------------------------------
OPERATING ACTIVITIES:                              2002                2001
                                                ----------          ----------

Net Loss                                        $   (7,250)         $   (7,250)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Increase in payable to affiliates                  7,250               7,250

Net cash utilized in operating activities              -0-                 -0-
                                                ----------          ----------

Increase (decrease) in cash                            -0-                 -0-

Cash at beginning of period                             81                  81
                                                ----------          ----------

Cash at end of period                           $       81          $       81
                                                ==========          ==========


See Accompanying Notes

                                NRG INCORPORATED
                   Notes to Consolidated Financial Statements


1.   Interim Financial Statements
     ----------------------------

The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------


Liquidity and Capital Resources
-------------------------------

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of March 31, 2002. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last 10 years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At March 31, 2002, interest earned but not accrued was an additional $3,009,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At March 31, 2002 NRG owes Hickory $178,987 for administrative expenses and management service fees.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

The Company has no plans for capital expenditures or borrowing funds.


Operating Results
-----------------

The Company reported a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 2002. This compares to a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 2001. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $7,250 for the three months ended March 31, 2002 and 2001, respectively. These amounts include fees of $7,250 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.

ITEM 3.  LEGAL PROCEEDING
-------------------------

     There are no known legal proceedings to which the Company or any of its subsidiaries is subject, except as follows.

     The Secretary of State of Delaware has proclaimed the certificate of incorporation of the Company to be forfeited for nonpayment of franchise tax and fees. The Company has no corporate powers until the fees, aggregating approximately $3,000 have been paid and the appropriate corporate reports have been filed.

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


                                        NRG INCORPORATED



                                        /s/ Clyde Wm. Engle
                                        ------------------------------------
                                        Clyde Wm. Engle
                                        Chairman, Chief Executive,
                                        Financial and  Accounting
                                        Officer and Director


     Date:  May 13, 2002