Form 10-Q
period 2002-06-30
NRG INC
filed 2002-08-14
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended JUNE 30, 2002

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___ to ___          Commission File No. 0-3689
                                                                         -------

                                NRG INCORPORATED
                                ----------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         23-168248
             --------                                         ---------
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
Yes X  No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


   Class                                       Outstanding June 30, 2002
   ---------------------------------           -------------------------

     Common stock, $.10 par value                   255,311 shares

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                NRG INCORPORATED
                           Consolidated Balance Sheet
                                    Unaudited


                                                    June            December 31,
         ASSETS                                     2002               2001
         ------                                    ------              ----

Cash                                             $        81        $        81
Other assets                                           2,408              2,408
                                                 -----------        -----------
                                                       2,489              2,489
                                                 ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

Accounts payable and accrued expenses                  2,154              2,154
Payable to affiliates                                186,237            171,737
Estimated amount payable to stockholder                1,805              1,805
                                                 -----------        -----------

Total liabilities                                    190,196            175,696
                                                 -----------        -----------


STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                                      30,583             30,583
Additional paid-in capital                         4,541,845          4,541,845
Retained earnings (deficit)                       (2,677,835)        (2,663,335)
Treasury stock, at cost - 50518 shares              (102,980)          (102,980)
                                                 -----------        -----------
Total stockholders' equity                         1,791,613          1,806,113
                                                 -----------        -----------

Less receivable from majority
  stockholder                                     (1,979,320)        (1,979,320)
                                                 -----------        -----------

                                                 $     2,489        $     2,489
                                                 ===========        ===========

See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Operations
                                    Unaudited




                                              For the Three Months Ended
                                                       June 30,
                                                 2002            2001

Revenues                                       $     -0-       $     -0-
                                               ---------       ---------

General and administrative expenses                7,250           7,250
                                               ---------       ---------

  Net Loss                                     $  (7,250)      $  (7,250)
                                               =========       =========


PER SHARE INFORMATION

  Weighted average number of
     common shares outstanding                   255,311         255,311
                                               =========       =========

Net Loss                                       $    (.03)      $    (.03)
                                               =========       =========



See Accompanying Notes

                                NRG INCORPORATED


                      Consolidated Statements of Operations
                                    Unaudited




                                                 For the Six Months Ended
                                                          June 30,
                                                    2002           2001

Revenues                                          $     -0-       $     -0-
                                                  ---------       ---------

General and administrative expenses                  14,500          14,500
                                                  ---------       ---------

  Net Loss                                        $ (14,500)      $ (14,500)
                                                  =========       =========


PER SHARE INFORMATION

  Weighted average number of
     common shares outstanding                      255,311         255,311
                                                  =========       =========

Net Loss                                          $    (.06)      $    (.06)
                                                  =========       =========


See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows
                                    Unaudited



                                                For the Six Months Ended
                                                         June 30

OPERATING ACTIVITIES:                               2002           2001
                                                   -----          -----

Net Loss                                        $ (14,500)      $(14,500)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Decrease in prepaid expenses-affiliate              -0-            -0-
  Decrease in accounts payable and
   accrued expenses:                                  -0-            -0-
  Increase in payable to affiliates                14,500         14,500

Net cash utilized in operating activities             -0-            -0-
                                                ---------       --------

Increase (decrease) in cash                           -0-            -0-

Cash at beginning of period                            81             81
                                                ---------       --------

Cash at end of period                           $      81       $     81
                                                =========       ========



See Accompanying Notes

                                NRG INCORPORATED

                   Notes to Consolidated Financial Statements


1.     Interim Financial Statements


The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year.


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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of June 30, 2002. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At June 30, 2002, interest earned but not accrued was an additional $3,091,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At June 30, 2002 NRG owes Hickory $186,237 for administrative and management service fee.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

The Company has no plans for capital expenditures or borrowing funds.

Operating Results

The Company reported a net loss of $14,500 ($ .06 per share) for the six months ended June 30, 2002. This compares to a net loss of $14,500 ($ .06 per share) for the six months ended June 30, 2000. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $14,500 for each six months ended June 30, 2002 and 2001, respectively. These amounts include fees of $14,500 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.


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

                        NRG INCORPORATED AND SUBSIDIARIES

                                     PART II



Item 6.  Exhibits and Reports on Form 8-K

  None



Signatures

   Pursuant to section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the company.



                                    NRG INCORPORATED




                                    /s/ Clyde Wm.  Engle
                                    ----------------------------------
                                    Clyde Wm. Engle
                                    Chairman, Chief Executive,
                                    Financial and  Accounting
                                    Officer and Director




   Date:  August 13, 2002

                        NRG INCORPORATED AND SUBSIDIARIES

                                     PART II



Item 6. Exhibits and Reports on form 8-K

None.


Signatures

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the company.




                                    NRG INCORPORATED



                                   /s/ Clyde Wm. Engle
                                   -----------------------------
                                   Clyde Wm. Engle
                                   Chairman, Chief Executive,
                                   Financial and Accounting
                                   Office and Director



Date:  August 13, 2002