Form 10-Q
period 2002-09-30
NRG INC
filed 2002-11-12
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended SEPTEMBER 30, 2002

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
Yes X  No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


        Class                                    Outstanding September 30, 2002
        -----                                    ------------------------------

Common stock, $.10 par value                            255,311 shares

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                NRG INCORPORATED
                           Consolidated Balance Sheet
                                    Unaudited


                                             September 30,        December 31,
         ASSETS                                  2002                 2001

Cash                                          $       81          $       81
Other assets                                       2,408               2,408
                                              ----------          ----------
                                                   2,489               2,489
                                              ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

Accounts payable and accrued expenses              2,154               2,154
Payable to affiliates                            193,489             171,737
Estimated amount payable to stockholder            1,805               1,805
                                              ----------          ----------
Total liabilities                                197,448             175,696
                                              ----------          ----------
STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                                  30,583              30,583
Additional paid-in capital                     4,541,845           4,541,845
Retained earnings (deficit)                   (2,685,087)         (2,663,335)
Treasury stock, at cost - 50518 shares          (102,980)           (102,980)
                                              ----------          ----------
Total stockholders' equity                     1,784,361           1,806,113
                                              ----------          ----------
Less receivable from majority
  stockholder                                 (1,979,320)         (1,979,320)
                                              ----------          ----------
                                              $    2,489            $  2,489
                                              ==========          ==========

See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Operations
                                    Unaudited




                                              For the Three Months Ended
                                                       September 30,
                                                 2002                2001

         Revenues                                 $  -0-              $  -0-

         General and administrative expenses       7,250               7,250

           Net Loss                            $  (7,250)          $  (7,250)
                                               =========           =========


         PER SHARE INFORMATION

           Weighted average number of
              common shares outstanding          255,311             255,311
                                               =========          ==========

         Net Loss                                 $ (.03)             $ (.03)
                                                   =====               =====



         See Accompanying Notes

                                NRG INCORPORATED


                      Consolidated Statements of Operations
                                    Unaudited




                                                For the Nine Months Ended
                                                       September 30,
                                                  2002               2001

         Revenues                                 $  -0-              $  -0-

         General and administrative expenses      21,750              21,750

           Net Loss                            $ (21,750)          $ (21,750)
                                                  ======              ======


         PER SHARE INFORMATION

           Weighted average number of
              common shares outstanding          255,311             255,311
                                                 =======             =======

         Net Loss                                 $ (.09)             $ (.09)
                                                   =====               =====



         See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows
                                    Unaudited





                                               For the Nine Months Ended
                                                      September 30,
OPERATING ACTIVITIES:                            2002                2001

Net Loss                                       $ (21,750)         $  (21,750)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Decrease in prepaid expenses-affiliate             -0-                 -0-
  Decrease in accounts payable and
   accrued expenses:                                 -0-                 -0-
  Increase in payable to affiliates               21,750              21,750

Net cash utilized in operating activities            -0-                 -0-
                                                  ------              ------

Increase (decrease) in cash                          -0-                 -0-

Cash at beginning of period                           81                  81
                                                  ------              ------

Cash at end of period                            $    81             $    81
                                                  ======              ======



See Accompanying Notes

                                NRG INCORPORATED


                   Notes to Consolidated Financial Statements



1.       Interim Financial Statements


The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of September 30, 2002. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At September 30, 2002, interest earned but not accrued was an additional $3,180,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At September 30, 2002 NRG owes Hickory $193,489 for administrative and management service fee.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

The Company has no plans for capital expenditures or borrowing funds.

Operating Results

The Company reported a net loss of $21,750 ($ .09 per share) for the nine months ended September 30, 2002. This compares to a net loss of $21,750 ($ .09 per share) for the nine months ended September 30, 2001. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $21,750 for each nine months ended September 30, 2002 and 2001, respectively. These amounts include fees of $21,750 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.

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



                                    NRG INCORPORATED




                                    /s/ Clyde Wm.  Engle
                                    ---------------------------------
                                    Clyde Wm. Engle
                                    Chairman, Chief Executive,
                                    Financial and Accounting
                                    Officer and Director




         Date:  November 11, 2002