Form 10-K
period 2002-12-31
NRG INC
filed 2003-03-28
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____ Commission File No. 0-3689

                                NRG INCORPORATED
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            23-1682488
         --------                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

              4433 W. Touhy Ave., Suite 310, Lincolnwood, IL 60712
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number, including area code (847) 568-9246

           Securities registered pursuant to Section 12(b) of the Act:

 TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
         None                                  Not applicable

           Securities registered pursuant to Section12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the aggregate market value of the voting stock held by non affiliates of the Registrant as of March 31, 2002: $58,926 (estimated).

         Class                                     Outstanding at March 1, 2003
--------------------------                         ----------------------------
Common Stock, $.1 par value                               255,311 shares

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

                                             Bid Prices
                                        LOW            HIGH

     All Quarters 2001                    No Known Trades
     All Quarters 2002                    No Known Trades



3.   Approximate number of shareholders

     December 31, 2002                   607



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

ITEM 6.   SELECTED FINANCIAL DATA

                                             YEAR ENDED DECEMBER

                                 2002         2001         2000         1999

Revenues                      $    -0-     $    -0-     $    -0-     $    -0-

Loss                           (29,000)     (29,000)     (29,000)     (29,000)

Net loss                       (29,000)     (29,000)     (29,000)     (29,000)

Total Assets        (a)          2,489        2,489        2,489        2,489

Per Common Share:
    Loss                      $   (.11)    $   (.11)    $   (.11)    $   (.11)

(a) See Note C of Notes to Consolidated financial Statements


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND


RESULTS OF OPERATIONS OPERATING RESULTS

     The Company reported a net loss of $(29,000) ($.11 per share) in 2002 compared to $(29,000) ($.11 per share) in 2001 and 2000, respectively. In May, 1995 the Company sold its mining rights in exchange for future royalty of $2.00 per ton of zeolite mined, however, there is no assurance that the purchaser will be able to sell any significant amount of zeolite. General and administrative expenses were $29,000, in 2002, 2001 and 2000 respectively. These amounts include fees of $29,000, charged by Telco and Hickory for management services (accounting, shareholder services, legal, etc.) provided.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has no cash generating activities. Substantially all the Company's cash surpluses were loaned in 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of December 31, 2002, December 31, 2001 and December 31, 2000. Through January 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advances has been established and no significant collection on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders' equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At December 31, 2002, interest earned but not accrued was an additional $3,255,000.

     Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. As of December 31, 2002, NRG owes Hickory $200,737 for administrative expenses and management service fees.

     The Company has current liabilities of $2,154 along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of vacant land.

     The Company has no plans for capital expenditures or borrowing funds.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted on pages 12 to 20 of this report. Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934 NRG met the definition of an inactive entity in 2002, 2001, and 2000. Therefore, its financial statements for those years are unaudited.


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

                            Year First     Positions and Offices with NRG Inc.
                              Became         and Business Experience DURING
NAME                AGE      DIRECTOR               LAST FIVE YEARS

Clyde Wm. Engle     60         1979        Chairman of the Board of Directors
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


     COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

     No Forms 3 and 4 have been filed and no Forms 5 have been furnished to the Company during the fiscal year ended December 31, 2002. To the best of the Company's knowledge, no person who was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company (a reporting person), failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.




ITEM 11.  EXECUTIVE COMPENSATION

(a) No officer received compensation during 1995-2002
(b) No director received compensation during 1995-2002



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the name, address, relationship to the Company, and record and beneficial ownership, as of March 1, 2003, of each person known to the Company to be either the record or beneficial owner of more that five percent (5%) of its outstanding, $.10 par value, common stock:

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
As a group (three persons)             (beneficially)

NOTE (1)

     At March 1, 2003 the Company has 255,311 shares of new common stock outstanding (excluding 50,518 shares held in treasury), after consideration of the implementation of a 1 for 20 reverse stock split authorized by the Company's Board of Directors on December 19, 1983, and subsequent purchase of related fractional shares by the Company.

NOTE (2)

     Mr. Clyde Wm. Engle, who is a director of the Company, is the Chairman of the Board of directors of RDIS Corporation ("RDIS") and is the beneficial owner of in excess of 50% of the outstanding common stock of RDIS. RDIS presently owns 100% of the outstanding common stock of TELCO. Mr. Engle is Chairman of the Board and Chief Executive Officer of TELCO. As of March 1, 2003, TELCO owned beneficially 84.62% of the Company's common stock.

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


ITEM 14.  CONTROLS AND PROCEDURES

     The Chairman and Chief Executive and Chief Financial Officer of the Company (its principal executive officer and principal financial officer) have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the date of the filing of this Report on Form 10-K. Based upon that evaluation, he has concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of such evaluation.


PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

          (1) Financial Statements and (2) Financial Statement Schedules - The response to this portion of Item 14 is submitted on page 12 to 20 as a separate section of this report.

          (3) Exhibits - Exhibit 21, Subsidiaries of the Registrant
                         Exhibit 22, Financial Data Schedule

     (b)  REPORTS ON FORM 8-K
          None

     (c)  EXHIBIT - Exhibit 21, Subsidiaries of the Registrant
                    Exhibit 22, Financial Data Schedule
                    Exhibit 99, Certification Pursuant to Section 1350 of
                                Chapter 63 of Title 18 of the United States Code



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

                                         Date:  March 30, 2003


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

                                         By:    /s/ CLYDE WM. ENGLE
                                                Clyde Wm. Engle
                                                Chairman, Board of Directors
                                                Chief Executive, Financial and
                                                Accounting Officer

                                         Date:  March 30, 2003

          CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

I, Clyde Wm. Engle, certify that:

     1. I have reviewed this annual report on Form 10-K of NRG, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 30, 2003

                                          /s/ CLYDE WM.ENGLE
                                          --------------------------
                                          Clyde Wm. Engle
                                          Chief Executive and Financial Officer

                           Annual Report on form 10-K


                Item 8, Item 14 (a) (1) and (2), and Item 14 (d)


         List of Financial Statements and Financial Statement Schedules


                              Financial Statements


                          Year Ended December 31, 2002

                                NRG INCORPORATED

                              Lincolnwood, Illinois




FORM 10-K ITEM 15 (a) (1) AND (2)

NRG INCPORATED

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of the Registrant are included in Item 8:

    Consolidated Financial Statements of NRG incorporated:
       Consolidated Balance Sheets-
         December 31, 2002 and December 31, 2001....................12
       Consolidated Statements of Operations - Years Ended
         December 31, 2002, 2001, 2000..............................13
       Consolidated Statements of Changes in Stockholder's Equity
         Years Ended December 31, 2002, 2001, 2000..................14
       Consolidated Statements of Cash Flows - Years Ended
         December 31, 2002, 2001, 2000..............................15
       Notes to Consolidated financial Statements...................16



All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the required information is included in the Consolidated Financial Statements and notes thereto and therefore have been omitted.


Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934, NRG has met the definition of an inactive entity in 2002, 2001, and 2000. Therefore its 2002, 2001 and 2000 financial statements are unaudited.

                                NRG INCORPORATED

                           Consolidated Balance Sheets
                                   (Unaudited)


                                              December 31,          December 31,
                                                 2002                   2001
                                              ------------          ------------
     ASSETS
     ------

   Cash                                           $    81               $    81
   Other assets                                     2,408                 2,408
                                              ------------          ------------

                                                    2,489                 2,489
                                              ============          ============



LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES
     -----------

   Accounts payable and accrued expenses            2,154                 2,154
   Payable to affiliates                          200,737               171,737
   Estimated amount payable to stockholder          1,805                 1,805
                                              ------------          ------------
        Total liabilities                         204,696               175,696
                                              ------------          ------------
STOCKHOLDERS' EQUITY
   Common stock, par value $.10 per share-
    authorized 15,000,000 shares; issued,
    including shares held in treasury,
   305,829 shares                                  30,583                30,583
   Additional paid-in capital                   4,541,845             4,541,845
   Retained earnings (deficit)                 (2,692,335)           (2,663,335)
   Treasury stock, at cost - 50,518 shares       (102,980)             (102,980)
                                              ------------          ------------

       Total stockholders' equity               1,777,113             1,806,113
                                              ------------          ------------
   Less receivable from majority
     stockholder                               (1,979,320)           (1,979,320)
                                              ------------          ------------

                                               $    2,489            $    2,489
                                              ============          ============

See notes to consolidated financial statements

                                NRG INCORPORATED

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                   YEAR ENDED DECEMBER 31,

                                                2002         2001         2000

REVENUES:                                     $    ---     $    ---    $    ---
                                              --------     --------    --------
                                                   ---          ---         ---
                                              --------     --------    --------
EXPENSES:

  General and administrative                    29,000       29,000      29,000
                                              --------     --------    --------
                                               (29,000)     (29,000)    (29,000)
                                              --------     --------    --------
NET LOSS                                       (29,000)     (29,000)    (29,000)
                                              ========     ========    ========

PER SHARE INFORMATION
  Weighted average number of
   Common shares outstanding                   255,311      255,311     255,311
                                              ========     ========    ========

Net Loss                                      $   (.11)    $   (.11)    $  (.11)
                                              ========     ========    ========



See notes to consolidated financial statements

                                                NRG INCORPORATED

                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                                   (UNAUDITED)


                                                          Additional      Retained
                                  Common      Stock        Paid-in        Earnings       Treasury       Stock
                                  Shares      Amount       Capital        (DEFICIT)       Shares        Amount


Balance at Dec 31, 2000           305,829     $30,583     $4,541,845     $(2,634,335)     $50,518     $(102,980)

      Net Loss                                                               (29,000)
                                 --------     -------     ----------     -----------      -------     ---------
 Balance at Dec 31, 2001         $305,829     $30,583     $4,541,845     $(2,663,335)     $50,518     $(102.980)

     Net Loss                                                                (29,000)
                                 --------     -------     ----------     -----------      -------     ---------
Balance at Dec 31, 2002          $305,829     $30,583     $4,541,845     $(2,692,335)     $50,518     $(102,980)



See notes to consolidated financial statements



                                NRG INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    YEAR ENDED DECEMBER 31,

                                                2002        2001         2000

OPERATING ACTIVITIES:
   Net loss                                   (29,000)    $(29,000)    $(29,000)
   Adjustments to reconcile net
     income to net cash used in
     operating activities:
   (Increase) Decrease in prepaid
     expenses-affiliate                             -            -            -
   Increase (Decrease) in accounts payable
     and accrued expenses                           -            -            -
   Increase in payable to affiliate            29,000       29,000       29,000
                                              --------    --------     --------
NET CASH USES IN
 OPERATING ACTIVIES                               -0-          -0-          -0-

INVESTING ACTIVITIES:
   Proceeds from sale of gas
    purification venture                            -            -            -
   Payments received on
    Stockholder loans                               -            -            -
                                              --------    --------     --------
NET CASH PROVIDED  BY
 INVESTING ACTIVITIES                             -0-          -0-          -0-


DECREASE IN CASH                                  -0-          -0-          -0-
   Beginning of  the year                          81           81           81
                                              --------    --------     --------

CASH AT END OF YEAR                                81           81           81
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

(b) All mining claims owned or held by the Company in Graham County, Arizona (sold in 1995).

(c) Twenty acres of rural vacant land owned by the Company in Cochise County, Arizona.

A summary of the estimated amount payable to stockholder follows for the years ended December 31:


                                            2002        2001        2000

Balance at beginning of year               $ 1805      $ 1805      $ 1805
Change in estimate to adjust
  Liability to 75% of remaining
  Underlying net book value of
  The applicable assets                        --          --          --

                                          -------     -------     -------
Balance at end of year                     $ 1805      $ 1805      $ 1805
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


NOTE C - NOTE AND INTEREST RECEIVABLE FROM STOCKHOLDER

A summary of the note and interest receivable from Telco for the years ended December 31 follows:

                                        2002           2001           2000

Balance at beginning of year         $1,979,320     $1,979,320     $1,979,320
Reductions                                  ---            ---            ---
                                     ----------     ----------     ----------
Balance at end of year               $1,979,320     $1,979,320     $1,979,320
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

The receivable balance includes accrued interest receivable of $455,879. At December 31, 2002 interest earned but not accrued was an additional $3,255,000. The note is payable upon demand and bears interest at the prime rate of interest plus two percent.

Reductions to the note represent administrative expenses of NRG paid for by Telco and management service fees (for accounting, shareholder relations, legal, etc.) through January, 1994. Effective February, 1994, the administrative expenses and management service fees were paid for/provided by Hickory. As of December 31, 2002, NRG owes Hickory $200,737 for administrative expenses and management service fees. Total management service fees and expenses incurred by NRG were $29,000, for 2002, 2001 and 2000, respectively.


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

Following is a reconciliation of NRG's provision for income taxes to the amount determined by applying the statutory federal rated of 34% to pretax income:


                                        2002         2001         2000

Tax computed at statutory rate        $(9,960)     $(9,960)     $(9,960)
Interest from stockholder not
  recognized for financial
  reporting purposes                     ----         ----         ----

Effect of losses not utilized
  in the provision                      9,960        9,960        9,960
                                      -------      -------      -------
                                      $  ----      $  ----         ----
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

                                NRG INCORPORATED
                             Form 10K Annual Report
                      For the Year Ended December 31, 2002


(21)  Subsidiaries of the Registrant

(22)  Financial Data Schedule [omitted]