Form 10-Q
period 2003-03-31
NRG INC
filed 2003-05-12
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the Period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _____ to _____ Commission File No. 0-3689


                                NRG INCORPORATED
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           23-168248
   ------------------------------                            ---------------
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
Yes X  No
   ---   ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


          Class                                       Outstanding March 31, 2003
----------------------------                          --------------------------
Common stock, $.10 par value                                 255,311 shares

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements
                          ----------------------------

                                NRG INCORPORATED
                           Consolidated Balance Sheet
                           --------------------------
                                    Unaudited


                                                  March 31,       December 31,
         ASSETS                                     2003              2002
         ------                                     ----              ----

Cash                                              $     81          $      81
Other assets                                         2,408              2,408
                                                  --------          ---------
Total Assets                                         2,489              2,489
                                                  ========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
         -----------

Accounts payable and accrued expenses                2,154              2,154
Payable to affiliates                              207,987            200,737
Estimated amount payable to stockholder              1,805              1,805
                                                  --------          ---------

Total liabilities                                  211,946            204,696
                                                  --------          ---------
STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                                    30,583             30,583
Additional paid-in capital                       4,541,845          4,541,845
Retained earnings (deficit)                     (2,699,585)        (2,692,335)
Treasury stock, at cost - 50518 shares            (102,980)          (102,980)
                                                  --------          ---------
Total stockholders' equity                       1,769,863          1,777,113
                                                 ---------          ---------

Less receivable from majority
  stockholder                                   (1,979,320)        (1,979,320)
                                                ----------         ----------

                                                $    2,489        $     2,489
                                                ==========        ===========
See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Operations
                      -------------------------------------
                                    Unaudited




                                                  For the Three Months Ended
                                                           March 31,
                                                           ---------

                                                        2003         2002
                                                        ----         ----

         Revenues                                    $    -0-      $    -0-
                                                     --------      --------

         General and administrative expenses            7,250         7,250
                                                     --------      --------

           Net Loss                                  $ (7,250)     $ (7,250)
                                                     ========      ========


         PER SHARE INFORMATION

           Weighted average number of
              common shares outstanding               255,311       255,311
                                                     ========      ========

         Net Loss                                    $   (.03)     $   (.03)
                                                     ========      ========



         See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                    Unaudited






                                                  For the Three Months Ended
                                                           March 31
                                                           --------

OPERATING ACTIVITIES:                                 2003          2002
                                                      ----          ----

Net Loss                                            $ (7,250)     $ (7,250)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Increase in payable to affiliates                    7,250         7,250

Net cash utilized in operating activities                -0-           -0-
                                                    --------      --------

Increase (decrease) in cash                              -0-           -0-

Cash at beginning of period                               81            81
                                                    --------      --------

Cash at end of period                               $     81      $     81
                                                    ========      ========








See Accompanying Notes

                                NRG INCORPORATED
                   Notes to Consolidated Financial Statements





1.   Interim Financial Statements
     ----------------------------


The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
-------------


Liquidity and Capital Resources
-------------------------------

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of March 31, 2003. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last 10 years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At March 31, 2003, interest earned but not accrued was an additional $3,330,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At March 31, 2003 NRG owes Hickory $207,987 for administrative expenses and management service fees.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

The Company has no plans for capital expenditures or borrowing funds.


Operating Results
-----------------

The Company reported a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 2003. This compares to a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 2002. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $7,250 for the three months ended March 31, 2003 and 2002, respectively. These amounts include fees of $7,250 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.

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

Reports on Form 8-K.  NONE

Exhibits.

     99.1 Certification of Chief Executive Officer

Signatures
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               NRG INCORPORATED

               /s/ Clyde Wm. Engle
               -------------------
               Clyde Wm. Engle
               Chairman, Chief Executive,
               Financial and  Accounting
               Officer and Director


         Date:  May 12, 2003

                                  CERTIFICATION

I, Clyde Wm. Engle, Chief Executive, Financial and Accounting Officer of NRG, Incorporated, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NRG, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003


                                      /s/ CLYDE WM. ENGLE
                                      ----------------------
                                      Clyde Wm. Engle
                                      Chief Executive,Financial and
                                      Accounting Officer