Form 10-Q
period 2003-06-30
NRG INC
filed 2003-08-13
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended JUNE 30, 2003

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Class                                                  Outstanding June 30, 2003
-----                                                  -------------------------
Common stock, $.10 par value                                      255,311 shares

                          PART I-FINANCIAL INFORMATION

                          Item 1. Financial Statements
                          ----------------------------

                                NRG INCORPORATED
                           Consolidated Balance Sheet
                           --------------------------
                                    Unaudited


                                                        June 30,                December 31,
         ASSETS                                           2003                     2002
         ------                                           ----                     ----

Cash                                                  $       81               $       81
Other assets                                               2,408                    2,408
                                                      ----------               ----------
                                                           2,489                    2,489
                                                      ==========               ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

Accounts payable and accrued expenses                      2,154                    2,154
Payable to affiliates                                    215,237                  200,737
Estimated amount payable to stockholder                    1,805                    1,805
                                                      ----------               ----------

Total liabilities                                        219,196                  204,696
                                                      ----------               ----------

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
  authorized 15,000,000 shares; issued,
  including shares held in treasury,
  305,829 shares                                          30,583                   30,583
Additional paid-in capital                             4,541,845                4,541,845
Retained earnings (deficit)                           (2,706,835)              (2,692,335)
Treasury stock, at cost - 50518 shares                  (102,980)                (102,980)
                                                      ----------               ----------

Total stockholders' equity                             1,762,613                1,777,113

Less receivable from majority
  stockholder                                         (1,979,320)              (1,979,320)
                                                      ----------               ----------

                                                      $    2,489               $    2,489
                                                      ==========               ==========

See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Operations
                      -------------------------------------
                                    Unaudited


                                                  For the Three Months Ended
                                                            June 30,
                                                            --------
                                                2003                     2002
                                                ----                     ----
Revenues                                       $   -0-                  $   -0-
                                               -------                  -------

General and administrative expenses              7,250                    7,250
                                               -------                  -------

  Net Loss                                     $(7,250)                 $(7,250)
                                               =======                  =======

PER SHARE INFORMATION

  Weighted average number of
     common shares outstanding                 255,311                  255,311
                                               =======                  =======

Net Loss                                       $  (.03)                 $  (.03)
                                               =======                  =======

See Accompanying Notes

                                NRG INCORPORATED


                      Consolidated Statements of Operations
                      -------------------------------------
                                    Unaudited




                                                   For the Six Months Ended
                                                           June 30,
                                                           --------
                                                2003                     2002
                                                ----                     ----
Revenues                                      $    -0-                 $    -0-
                                              --------                 --------

General and administrative expenses             14,500                   14,500
                                              --------                 --------

  Net Loss                                    $(14,500)                $(14,500)
                                              ========                 ========

PER SHARE INFORMATION

  Weighted average number of
     common shares outstanding                 255,311                  255,311
                                              ========                 ========

Net Loss                                      $   (.06)                $   (.06)
                                              ========                 ========

See Accompanying Notes

                                NRG INCORPORATED

                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                    Unaudited


                                                  For the Six Months Ended
                                                          June 30,
                                                          --------
OPERATING ACTIVITIES:                           2003                     2002

Net Loss                                      $(14,500)                $(14,500)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Decrease in prepaid expenses-affiliate           -0-                      -0-
  Decrease in accounts payable and
   accrued expenses:                               -0-                      -0-
  Increase in payable to affiliates             14,500                   14,500

Net cash utilized in operating activities          -0-                      -0-
                                              --------                 --------

Increase (decrease) in cash                        -0-                      -0-

Cash at beginning of period                         81                       81
                                              --------                 --------

Cash at end of period                         $     81                 $     81
                                              ========                 ========

See Accompanying Notes

                                NRG INCORPORATED


                   Notes to Consolidated Financial Statements



1.   Interim Financial Statements
     ----------------------------

The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated ("NRG" or "Company") for the year ended December 31, 2002. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year.




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------


Liquidity and Capital Resources
-------------------------------

The Company has no cash generating activities. Substantially all of the Company's cash surpluses were loaned in the 1980's to its major stockholder, Telco Capital Corporation ("Telco"), in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of June 30, 2003. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder's equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At June 30, 2003, interest earned but not accrued was an additional $3,406,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory Furniture Company. At June 30, 2003 NRG owes Hickory $215,237 for administrative and management service fee.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

The Company has no plans for capital expenditures or borrowing funds.


Operating Results
-----------------

The Company reported a net loss of $14,500 ($ .06 per share) for the six months ended June 30, 2003. This compares to a net loss of $14,500 ($ .06 per share) for the six months ended June 30, 2002. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $14,500 for each six months ended June 30, 2003 and 2002, respectively. These amounts include fees of $14,500 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.

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

                        NRG INCORPORATED AND SUBSIDIARIES


                                     PART II


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     Reports on form 8-K.  None

     Exhibits.

     31 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

     32 Written Statement of the Chief Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350.

Signatures
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf be the undersigned thereunto duly authorized.



                                    NRG INCORPORATED




                                    /s/ Clyde Wm. Engle
                                    --------------------
                                    Clyde Wm. Engle
                                    Chairman, Chief Executive,
                                    Financial and Accounting
                                    Officer and Director




         Date:  August 13,  2003