Form 10-K
period 2003-12-31
NRG INC
filed 2004-03-25
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended December 31, 2003 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________ Commission File No. 0-3689

NRG INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	23-1682488 (I.R.S. Employer Identification No.)
4433 W. Touhy Ave., Suite 310, Lincolnwood, IL (Address of principal executive offices)	60712 (Zip Code)

Registrant's telephone number, including area code:   (847) 568-9246

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	Not applicable

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

Yes [ X ]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [ ]	No [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2003: $58,926 (estimated).

Class	Outstanding at March 1, 2004

Common Stock, $.1 par value	255,311 shares

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

        NRG is a majority-owned subsidiary of Telco Capital Corporation (“Telco”). In prior years all excess cash was loaned to Telco, payable on demand, as more fully described in Note C of the Notes to Consolidated Financial Statements.

        The Company’s business activities (or investments) during the past five years are as follows:

ENERGY-RELATED ACTIVITIES

    (i)        ENERGY GENERATION FROM SOLID WASTE. During 1975 and prior, the Company developed a unique system for collecting energy from sanitary landfills. In its present application the system involved drilling wells for the extraction of methane from specially selected landfill sites. At present, there are several plants in actual production. However, during the past five years the Company’s interest in such activities was limited to a net profits participation in plants operated be GSF Energy, Inc. (“GSF”), a subsidiary of Air Products and chemicals, Inc. Under the net profit participation, the Company was entitled to receive certain specified percentages of the net profits realized by GSF plus a return of certain previously paid-in capital. No payments were received in the last five years. In December1994, the Company’s remaining interest in this activity was purchased by GSF. As a part of the transaction each party released the other from all future claims under the participation agreement and NRG received $75,000.

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

        Although the Company has sizeable estimates of zeolite reserves – approximately 132,000 tons of high-grade chabazite and over 1,300,000 tons of lower grade material – the Company lacks the financial resources to actively pursue the market development of this material. The Company is also subject to strong competition from both other grades of natural zeolite and synthetic zeolites marketed by competitors of the Company. The mining claims are on government-owned land and consist of 15 claims encompassing a total of 300 acres.

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

INVESTMENT IN AFFILIATED COMPANY

        The Company owned 20,000 shares (representing approximately 1.4% of all outstanding shares) of Wisconsin Real Estate Investment Trust (“WREIT”). Hickory Furniture Company, a majority owned subsidiary of Telco, owned the majority of the outstanding stock of WREIT. The Company’s shares were purchased in 1980 at cost of $93,836. The Company used the equity method of accounting for this investment which had a book value of $-0- as the Company’s share of WREIT losses had exceeded the original cost. WREIT was dissolved by operation of law in April, 1996 with no distribution to shareholders.

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

        The Secretary of State of Delaware has proclaimed the certificate of incorporation of the Company to be forfeited for nonpayment of franchise tax and fees. The Company has no corporate powers until the fees, aggregating approximately $2,300 have been paid and the appropriate corporate reports have been filed.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY OLDER MATTERS

        NRG’s common shares are traded through brokers who have registered with the National Association of Securities Dealers to make a market in these shares. The following table sets forth for the periods indicated the range of high and low bid prices as reported by the primary market maker, Mesirow Financial. These quotations do not reflect retail mark-ups, markdowns or commissions and do not represent actual transactions. There is no significant trading market for NRG common stock.

Bid Prices
LOW HIGH
All Quarters 2002	No Known Trades
All Quarters 2003	No Known Trades

3.    Approximate number of shareholders

         December 31, 2003               607

4.     Dividends

        There are no restrictions on the payment of dividends, but the Company has never paid dividends and has no plans for paying dividends in the foreseeable future.

5.     Number of shares authorized and outstanding

A. Common Stock $.10 par value
-Authorized	15,000,000
-Outstanding (new shares)	255,311	*

*    In December 1983, the Company’s Board of Directors approved a reverse stock split, effective as of the close business of December 19, 1983 pursuant to which one new share of common stock, par value $.10 per share, was issued for every 20 shares of old common stock, par value $.005 per share, then outstanding. No other changes in the attributes of the common shares were made.

        The Company undertook to repurchase fractional shares resulting from the implementation of the reverse stock split at the rate of $.25 for each old share. Through oversight, certain of the corporate actions necessary to implement fully the reverse stock split have not yet been competed; however, the Company intends to complete the action as soon as practicable. All comments relating to common shares have been adjusted to reflect the full implementation of the reverse stock split. Since December 19, 1983 no matters have been submitted to the Company’s stockholders for their approval, nor has the Company taken any action requiring the submission of any matter to the stockholders for approval.

        After giving consideration to the Company’s commitment to purchase all fractional shares resulting from the reverse stock split, the Company has 255,311 new shares of stock outstanding. As of December 31, 1996, 305,619 new shares (including 50,518 new shares held in treasury) were issued, which represents a 100% conversion of old shares into new shares.

ITEM 6.     SELECTED FINANCIAL DATA

	YEAR ENDED DECEMBER
	2003	2002	2001	2000
Revenues	$-0-	$-0-	$-0-	$-0-
Loss	(29,000)	(29,000)	(29,000)	(29,000)
Net loss	(29,000)	(29,000)	(29,000)	(29,000)
Total Assets (a)	2,489	2,489	2,489	2,489
Per Common Share:
Loss	$(.11)	$(.11)	$(.11)	$(.11)

(a)     See Note C of Notes to Consolidated financial Statements

ITEM	7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS OPERATING RESULTS

        The Company reported a net loss of $(29,000) ($.11 per share) in 2003 compared to $(29,000) ($.11 per share) in 2002 and 2001, respectively. In May, 1995 the Company sold its mining rights in exchange for future royalty of $2.00 per ton of zeolite mined, however, there is no assurance that the purchaser will be able to sell any significant amount of zeolite. General and administrative expenses were $29,000, in 2003, 2002 and 2001 respectively. These amounts include fees of $29,000, charged by Telco and Hickory for management services (accounting, shareholder services, legal, etc.) provided.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has no cash generating activities. Substantially all the Company’s cash surpluses were loaned in 1980‘s to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of December 31, 2003, December 31, 2002 and December 31, 2001. Through January 1994, administrative expenses of NRG were paid for by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advances has been established and no significant collection on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders’ equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At December 31, 2003, interest earned but not accrued was an additional $3,555,000.

        Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. As of December 31, 2003, NRG owes Hickory $229,737 for administrative expenses and management service fees.

        The Company has current liabilities of $2,154 along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of vacant land.

        The Company has no plans for capital expenditures or borrowing funds.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to Item 8 is submitted on pages 12 to 20 of this report. Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934 NRG met the definition of an inactive entity in 2003, 2002, and 2001. Therefore, its financial statements for those years are unaudited.

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

		Year First Became	Positions and Offices with NRG Inc. and Business Experience
NAME	AGE	DIRECTOR	DURING LAST FIVE YEARS
Clyde Wm. Engle	61	1979	Chairman of the Board of Directors and Chief Executive Officer of NRG, Inc.

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

        COMPLIANCE WITH SECTION 16(a) OF SECURITIES EXCHANGE ACT OF 1934

        No Forms 3 and 4 have been filed and no Forms 5 have been furnished to the Company during the fiscal year ended December 31, 2003. To the best of the Company’s knowledge, no person who was a director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company (a reporting person), failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

ITEM 11.      EXECUTIVE COMPENSATION

(a)	No officer received compensation during 1995-2003

(b)	No director received compensation during 1995-2003

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows the name, address, relationship to the Company, and record and beneficial ownership, as of March 1, 2004, of each person known to the Company to be either the record or beneficial owner of more that five percent (5%) of its outstanding, $.10 par value, common stock:

Name, Address, and Company Affiliation of Beneficial OWNER	Amount and Nature of Beneficial OWNERSHIP	Percent of Class OUTSTANDING (1)

Clyde Wm. Engle, Director (2) And RDIS Corp., and TELCO Suite 310, 4433 W. Touhy Avenue Lincolnwood, IL 60712	216,027 (of record and beneficially)	84.62(2)

All officers and directors as a group (three persons)	216,027 (beneficially)	84.62

NOTE (1)

        At March 1, 2004 the Company has 255,311 shares of new common stock outstanding (excluding 50,518 shares held in treasury), after consideration of the implementation of a 1 for 20 reverse stock split authorized by the Company’s Board of Directors on December 19, 1983, and subsequent purchase of related fractional shares by the Company.

NOTE (2)

    Mr.        Clyde Wm. Engle, who is a director of the Company, is the Chairman of the Board of directors of RDIS Corporation (“RDIS”) and is the beneficial owner of in excess of 50% of the outstanding common stock of RDIS. RDIS presently owns 100% of the outstanding common stock of TELCO. Mr. Engle is Chairman of the Board and Chief Executive Officer of TELCO. As of March 1, 2004, TELCO owned beneficially 84.62% of the Company’s common stock.

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

ITEM 14.      CONTROLS AND PROCEDURES

        The Chairman and Chief Executive and Chief Financial Officer of the Company (its principal executive officer and principal financial officer) have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the date of the filing of this Report on Form 10-K. Based upon that evaluation, he has concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company’s periodic SEC filings relating to the Company (including its consolidated subsidiaries). There were no significant changes in the Company’s internal controls, or in other factors that could significantly affect these controls, subsequent to the date of such evaluation.

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

(c)	EXHIBIT - Exhibit 21, Subsidiaries of the Registrant Exhibit 22, Financial Data Schedule Exhibit 32, Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

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

NRG INCORPORATED
By:	/s/ CLYDE WM. ENGLE Chairman, Chief Executive Officer and Director

Date:	March 29, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

By:	/s/ CLYDE WM. ENGLE Clyde Wm. Engle Chairman, Board of Directors, Chief Executive, Financial and Accounting Officer

Date:	March 29, 2004

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

    4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004
/s/ CLYDE WM. ENGLE
Clyde Wm. Engle Chief Executive and Financial Officer

Annual Report on form 10-K

Item 8, Item 14 (a) (1) and (2), and Item 14 (d)

List of Financial Statements and Financial Statement Schedules

Financial Statements

Year Ended December 31, 2003

NRG INCORPORATED

Lincolnwood, Illinois

FORM 10-K ITEM 15 (a) (1) AND (2)

NRG INCPORATED

List of Financial Statements and Financial Statement Schedules

The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Financial Statements of NRG incorporated:

Consolidated Balance Sheets-
December 31, 2003 and December 31, 2002 ......................	12
Consolidated Statements of Operations - Years Ended
December 31, 2003, 2002, 2001 ..........................................	13
Consolidated Statements of Changes in Stockholder's Equity
Years Ended December 31, 2003, 2002, 2001 ....................	14
Consolidated Statements of Cash Flows - Years Ended
December 31, 2003, 2002, 2001 ...........................................	15
Notes to Consolidated Financial Statements .......................	16

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or the required information is included in the Consolidated Financial Statements and notes thereto and therefore have been omitted.

Pursuant to Regulation S-X Rule 3-11 of the Securities Exchange Act of 1934, NRG has met the definition of an inactive entity in 2003, 2002, and 2001. Therefore its 2003, 2002 and 2001 financial statements are unaudited.

NRG INCORPORATED

Consolidated Balance Sheets
(Unaudited)

	December 31, 2003	December 31, 2002
ASSETS

Cash	$81	$81
Other assets	2,408	2,408

	2,408	2,408

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses	2,154	2,154
Payable to affiliates	229,737	200,737
Estimated amount payable to stockholder	1,805	1,805

Total liabilities	233,696	204,696

STOCKHOLDERS' EQUITY

Common stock, par value $.10 per share-
authorized 15,000,000 shares; issued,
including shares held in treasury,
305,829 shares	30,583	30,583
Additional paid-in capital	4,541,845	4,541,845
Retained earnings (deficit)	(2,721,335)	(2,692,335)
Treasury stock, at cost - 50,518 shares	(102,980)	(102,980)

Total stockholders' equity	1,748,113	1,777,113

Less receivable from majority
stockholder	(1,979,320)	(1,979,320)

	$2,489	$2,489

See notes to consolidated financial statements

NRG INCORPORATED

Consolidated Statements of Operations
(Unaudited)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
REVENUES:	$--	$--	$--

	--	--	$--

EXPENSES:
General and administrative	29,000	29,000	29,000

	(29,000)	(29,000)	(29,000)

NET LOSS	(29,000)	(29,000)	(29,000)

PER SHARE INFORMATION
Weighted average number of
Common shares outstanding	255,311	255,311	255,311

Net Loss	$(.11)	$(.11)	$(.11)

See notes to consolidated financial statements

NRG INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
(UNAUDITED)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings (DEFICIT)	Treasury Shares	Stock Amount
Balance at Dec 31, 2001	$305,829	$30,583	$4,541,845	$(2,663,335)	$50,518	$(102,980)

Net Loss				(29,000)

Balance at Dec 31, 2002	$305,829	$30,583	$4,541,845	$(2,692,335)	$50,518	$(102.980)

Net Loss				(29,000)

Balance at Dec 31,2003	$305,829	$30,583	4,541,845	$(2,721,335)	$50,518	$(102,980)

See notes to consolidated financial statements

NRG INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
OERATING ACTIVITIES:
Net loss	$(29,000)	$(29,000)	$(29,000)
Adjustments to reconcile net
income to net cash used in
operating activities:
(Increase) Decrease in prepaid
expenses-affiliate	--	--	--
Increase (Decrease) in accounts payable
and accrued expenses	--	--	--
Increase in payable to affiliate	29,000	29,000	29,000

NET CASH USES IN
OPERATING ACTIVIES	-0-	-0-	-0-
INVESTING ACTIVITIES:
Proceeds from sale of gas
purification venture	--	--	--
Payments received on
Stockholder loans	--	--	--

NET CASH PROVIDED BY	-0-	-0-	-0-
INVESTING ACTIVITIES
DECREASE IN CASH	-0-	-0-	-0-
Beginning of the year	81	81	81

CASH AT END OF YEAR	81	81	81

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY 0F SIGNIFICANT ACCOUNTING POLICIES

PARENT COMPANY: The Company is a majority-owned subsidiary of Telco Capital Corporation (“Telco”) and TELCO is a wholly owned subsidiary of RDIS CORPORATION (“RDIS”). Hickory Furniture Company (“Hickory”) is a majority owned subsidiary of TELCO.

PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances have been eliminated.

CASH:    Cash consists of cash in non-interest bearing and money market checking accounts.

INCOME TAXES: Beginning with the year ended December 31, 1990, the Company is included in the consolidated federal income tax return of RDIS as the result of Telco becoming the owner of greater than 80% of the Company’s common stock in late 1989. Prior to 1990, the Company filed a separate federal income tax return. The Company continues to calculate its income tax provision as if it filed a separate return.

EARNINGS PER SHARE: Earnings per share is based on the weighted average number of common shares outstanding during the year. There are no common stock equivalents.

NOTE B – ESTIMATED AMOUNT PAYABLE TO STOCKHOLDER

In 1979, the Company entered into an agreement with TELCO whereby TELCO was granted a contingent right to a major portion of the new cash receipts realized by the Company from defined participating assets in consideration for the cancellation of certain debt obligations and the return of 1,000,000 shares of the Company’s common stock owned by TELCO.

This transaction resulted in the recording of an estimated amount payable to TELCO in the amount of 75% of the book value of the participating assets at December 31, 1979.

Under the terms of the agreement, the remaining participating assets as of December 31, 1993 were defined as follows:

(a)	The Company’s participating interest in certain methane and other gas purification activities of GSF Energy Inc., a subsidiary of Air Products and Chemicals, Inc. (sold in 1994).

(b)	All mining claims owned or held by the Company in Graham County, Arizona (sold in 1995).

(c)	Twenty acres of rural vacant land owned by the Company in Cochise County, Arizona.

A summary of the estimated amount payable to stockholder follows for the years ended December 31:

	2003	2002	2001
Balance at beginning of year	$ 1805	$ 1805	$ 1805
Change in estimate to adjust
Liability to 75% of remaining
Underlying net book value of
The applicable assets	--	--	--

Balance at end of year	$ 1805	$ 1805	$ 1805

Changes in estimate are accounted for as a change to paid-in capital. Certain mining claims were sold in 1995 in exchange for a future royalty of $2.00 per ton of zeolite mined, however there is no assurance that the purchaser will be able to sell any significant amount of zeolite.

TELCO has the right to receive 75% of the cash realized from the participating assets until the total of such receipts reaches $992,853 The potential unpaid balance under the agreement is $207,793 at December 31, 2003. This contingent liability is recorded at a lower amount of $1,805 in the Company’s balance sheet, representing 75% of the remaining underlying net book value of the applicable assets described above.

In the event that 75% of the future cash realized from the remaining participating assets exceeds the recorded amount of $1,805, the company has an obligation to continue making payments up to the potential unpaid balance. If the potential unpaid balance is ever paid in full, TELCO is entitled to receive, in perpetuity, 25% of any further cash realized from the participating assets.

NOTE C – NOTE AND INTEREST RECEIVABLE FROM STOCKHOLDER

A summary of the note and interest receivable from Telco for the years ended December 31 follows:

	2003	2002	2001
Balance at beginning of year	$1,979,320	$1,979,320	$1,979,320
Reductions	--	--	--

Balance at end of year	$1,979,320	$1,979,320	$1,979,320

No schedule for payment of the amounts advanced has been established and no significant collection on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholders’ equity and effective January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan.

The receivable balance includes accrued interest receivable of $455,879. At December 31, 2003 interest earned but not accrued was an additional $3,555,000. The note is payable upon demand and bears interest at the prime rate of interest plus two percent.

Reductions to the note represent administrative expenses of NRG paid for by Telco and management service fees (for accounting, shareholder relations, legal, etc.) through January, 1994. Effective February, 1994, the administrative expenses and management service fees were paid for/provided by Hickory. As of December 31, 2003, NRG owes Hickory $229,737 for administrative expenses and management service fees. Total management service fees and expenses incurred by NRG were $29,000, for 2003, 2002 and 2001, respectively.

NOTE D – INVESTMENT IN AFFILIATED COMPANY

In 1980, the Company acquired 20,000 shares, or approximately 1.4% of the outstanding common shares of beneficial interest of Wisconsin Real Estate Investment Trust (“WREIT”). WREIT is a majority owned subsidiary of Hickory Furniture Company which is a majority owned subsidiary of TELCO. Since January 1984 the Company has accounted for its investment in WREIT under the equity method of accounting. Equity in the losses of WREIT reduced NRG’s investment to zero during 1991 as cumulative equity in WREIT’s losses exceeded NRG’s original investment. The investment balance has not changed since 1991.

WREIT was dissolved by operation of law in April, 1996 with no distribution to shareholders.

NOTE E – INCOME TAXES

The Company adopted Financial Accounting Standards Boards (“FASB”) Statement No. 109, “Accounting for Income Taxes”, effective January 1, 1993. The only current impact of this statement of the Company is that the utilization of net operating loss carryforwards will no longer be reported as an extraordinary item in the statement of operations, but instead the provision for income taxes will be presented net of any benefit recognized from the utilization of existing net operating loss carryforwards.

Following is a reconciliation of NRG’s provision for income taxes to the amount determined by applying the statutory federal rated of 34% to pretax income:

	2003	2002	2001
Tax computed at statutory rate	$(9,960)	$(9,960)	$(9,960)
Interest from stockholder not
recognized for financial
reporting purposes	--	--	--

Effect of losses not utilized
in the provision	9,960	9,960	9,960

	$--	$--	$--

At December 31, 1996, the Company had net operating loss carryforward for financial reporting and federal income tax purposes of approximately $7,000,000 expiring from 1999 through 2011.

NOTE F –REVERSE STOCK SPLIT

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

NOTE G –CANCELLATION OF PENDING MERGER

Telco Capital Corporation (“Telco”), NRG’s majority stockholder, has advised NRG that its announced plan to merge NRG into a wholly owned subsidiary of Telco has had to be abandoned owing to financial reversals experienced at Telco’s principal, indirect subsidiary, Coronet Insurance Company.

NRG INCORPORATED
Form 10K Annual Report
For the Year Ended December 31, 2003

(21)     Subsidiaries of the Registrant

(22)      Financial Data Schedule [omitted]