Form 10-Q
period 2004-03-31
NRG INC
filed 2004-05-10
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Period ended   March 31, 2004

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

Yes  X    No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2004
Common stock, $.10 par value	255,311 shares

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

NRG INCORPORATED
Consolidated Balance Sheet
Unaudited

ASSETS	March 31, 2004	December 31, 2003
Cash	$81	$81
Other assets	2,408	2,408

Total Assets	2,489	2,489

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	2,154	2,154
Payable to affiliates	236,987	229,737
Estimated amount payable to stockholder	1,805	1,805

Total liabilities	240,946	233,696

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
authorized 15,000,000 shares; issued,
including shares held in treasury,
305,829 shares	30,583	30,583
Additional paid-in capital	4,541,845	4,541,845
Retained earnings (deficit)	(2,728,585)	(2,721,335)
Treasury stock, at cost - 50518 shares	(102,980)	(102,980)

Total stockholders' equity	1,740,863	1,748,113

Less receivable from majority
stockholder	(1,979,320)	(1,979,320)

	$2,489	$2,489

See Accompanying Notes

NRG INCORPORATED
Consolidated Statements of Operations
Unaudited

	For the Three Months Ended March 31,
	2004	2003
Revenues	$-0-	$-0-

General and administrative expenses	7,250	7,250

Net Loss	$(7,250)	$(7,250)

PER SHARE INFORMATION
Weighted average number of
common shares outstanding	255,311	255,311

Net Loss	$(.03)	$(.03)

See Accompanying Notes

NRG INCORPORATED
Consolidated Statements of Cash Flows
Unaudited

OPERATING ACTIVITIES:	For the Three Months Ended March 31,
	2004	2003
Net Loss	$(7,250)	$(7,250)
Adjustments to reconcile net income
to net cash provided by operating
activities:
Increase in payable to affiliates	7,250	7,250
Net cash utilized in operating activities	-0-	-0-
Increase (decrease) in cash	-0-	-0-
Cash at beginning of period	81	81

Cash at end of period	$81	$81

See Accompanying Notes

NRG INCORPORATED
Notes to Consolidated Financial Statements

1.    Interim Financial Statements

The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated (“NRG” or “Company”) for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company’s cash surpluses were loaned in the 1980‘s to its major stockholder, TELCO, in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of March 31, 2004. Through January, 1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last 10 years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder’s equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At March 31, 2004, interest earned but not accrued was an additional $3,628,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory. At March 31, 2004 NRG owes Hickory $236,987 for administrative expenses and management service fees.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from the sale of the vacant land.

The Company has no plans for capital expenditures or borrowing funds.

Operating Results

The Company reported a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 2004. This compares to a net loss of $7,250 ($ .03 per share) for the three months ended March 31, 2003. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $7,250 for the three months ended March 31, 2004 and 2003, respectively. These amounts include fees of $7,250 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.

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

Reports on Form 8-K. NONE

Exhibits.

31	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a).

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

NRG INCORPORATED
/s/Clyde Wm. Engle
Clyde Wm. Engle
Chairman, Chief Executive
Financial and Accounting
Office and Director
Date: May 10, 2004