Form 10-Q
period 2004-06-30
NRG INC
filed 2004-08-05
CIK 73225

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended JUNE 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________      Commission File No. 0-3689

NRG INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	23-168248
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4433 W. Touhy Ave., Suite 310, Lincolnwood, IL 60712
(Address of principal executive offices)        (Zip Code)

Registrant’s telephone number, including area code  (847) 568-9246

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding June 30, 2004
Common stock, $.10 par value	255,311 shares

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

NRG INCORPORATED
Consolidated Balance Sheet
Unaudited

ASSETS	June 30, 2004	December 31, 2003
Cash	$81	$81
Other assets	2,408	2,408

	2,489	2,489

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	2,154	2,154
Payable to affiliates	244,237	229,737
Estimated amount payable to stockholder	1,805	1,805

Total liabilities	248,196	233,696

STOCKHOLDERS' EQUITY
Common stock, par value $.10 per share-
authorized 15,000,000 shares; issued,
including shares held in treasury,
305,829 shares	30,583	30,583
Additional paid-in capital	4,541,845	4,541,845
Retained earnings (deficit)	(2,735,835)	(2,721,335)
Treasury stock, at cost - 50518 shares	(102,980)	(102,980)

Total stockholders' equity	1,733,613	1,748,113

Less receivable from majority
stockholder	(1,979,320)	(1,979,320)

	$2,489	$2,489

See Accompanying Notes

NRG INCORPORATED

Consolidated Statements of Operations
Unaudited

	For the Three Months Ended June 30,

	2004	2003

Revenues	$ -0-	$ -0-

General and administrative expenses	7,250	7,250

Net Loss	$ (7,250)	$ (7,250)

PER SHARE INFORMATION
Weighted average number of
common shares outstanding	255,311	255,311

Net Loss	$ (.03)	$ (.03)

See Accompanying Notes

NRG INCORPORATED

Consolidated Statements of Operations
Unaudited

	For the Six Months Ended June 30,

	2004	2003

Revenues	$ -0-	$ -0-

General and administrative expenses	14,500	14,500

Net Loss	$ (14,500)	$ (14,500)

PER SHARE INFORMATION
Weighted average number of
common shares outstanding	255,311	255,311

Net Loss	$ (.06)	$ (.06)

See Accompanying Notes

NRG INCORPORATED

Consolidated Statements of Cash Flows
Unaudited

	For the Six Months Ended June 30,

OPERATING ACTIVITIES:	2004	2003

Net Loss	$ (14,500)	$ (14,500)
Adjustments to reconcile net income
to net cash provided by operating
activities:
Decrease in prepaid expenses-affiliate	-0-	-0-
Decrease in accounts payable and
accrued expenses:	-0-	-0-
Increase in payable to affiliates	14,500	14,500
Net cash utilized in operating activities	-0-	-0-

Increase (decrease) in cash	-0-	-0-
Cash at beginning of period	81	81

Cash at end of period	$ 81	$ 81

See Accompanying Notes

NRG INCORPORATED

Notes to Consolidated Financial Statements

1.   Interim Financial Statements

The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, which consist solely of adjustments of a normal recurring nature. These statements should be read in conjunction with the financial statements, and notes thereto, including in the Form 10-K of NRG Incorporated (“NRG” or “Company”) for the year ended December 31, 2003. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Company has no cash generating activities. Substantially all of the Company’s cash surpluses were loaned in the 1980‘s to its major stockholder, Telco Capital Corporation (“Telco”), in the form of a demand note carrying interest at the rate of 2% over prime. This note had a balance of $1,523,441 as of June 30, 2004. Through January,1994, administrative expenses of NRG were paid by Telco and charged against the note and management service fees from Telco were also charged against the note. Interest income was not received in cash during the last years. No schedule for payment of the amounts advanced has been established and no significant collections on the amount due, including interest, are anticipated within the next year. Because of the uncertainty as to the period for recovery that exists due to the illiquidity of Telco, at December 31, 1991 the Company classified the loan with stockholder’s equity and effectively January 1, 1992 suspended recognition of interest in its financial statements with respect to the loan. The receivable balance includes accrued interest receivable of $455,879. At June 30, 2004, interest earned but not accrued was an additional $3,702,000.

Effective February 1994, the administrative expenses and management services were paid for/provided by Hickory Furniture Company. At June 30, 2004 NRG owes Hickory $244,237 for administrative and management service fee.

The Company has current liability of $2,154, along with a liability to Telco of $1,805, which is payable only from actual future cash receipts realized by the Company from an earlier sale of certain vacant land.

The Company has no plans for capital expenditures or borrowing funds.

Operating Results

The Company reported a net loss of $14,500 ($ .06 per share) for the six months ended June 30, 2004. This compares to a net loss of $14,500 ($ .06 per share) for the six months ended June 30, 2003. As explained above, the Company no longer recognized interest income from Telco in its financial statements and, therefore, has no revenues during either period. General and administrative expenses were $14,500 for each six months ended June 30, 2004 and 2003, respectively. These amounts include fees of $14,500 for both years charged by Hickory for management services (accounting, shareholder services, legal, etc) provided.

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

        Date: August 13, 2004